Form 10-Q
period 2008-03-31
LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; CAMPBELL/GRAHAM/TIVERTON SERIES, a series of The Frontier Fund; BALANCED SERIES, a series of The Frontier Fund; FRONTIER FUND; MANAGED FUTURES INDEX SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; LONG ONLY COMMODITY SERIES, a series of The Frontier Fund; GRAHAM/WINTON SERIES, a series of The Frontier Fund
filed 2008-05-14
CIK 1389128, 1389126, 1389125, 1389122, 1261379, 1389129, 1389124, 1389127, 1389123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2008

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

1660 Lincoln Street, Suite 100

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non –Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF MARCH 31, 2008, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Frontier Fund

Statements of Financial Condition

March 31, 2008 and December 31, 2007

	Balanced Series		Winton Series (1)		Campbell/Graham Series
	3/31/2008	12/31/2007	3/31/2008	12/31/2007	3/31/2008	12/31/2007
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents	$39,715,808	$176,009,417	$25,087,312	$41,692,931	$7,332,361	$35,416,683
U.S Government securities, at market value	120,749,028	—	36,621,720	—	26,053,936	—
Cash held at futures commodity merchants	62,302,057	52,225,010	—	—	16,862,885	12,761,730
Open trade equity	—	1,941	—	—	335,209	—
Swap/option contracts	50,957,321	47,241,455	—	—	—	—
Investments in unconsolidated trading companies	7,076,510	4,238,348	2,877,501	4,637,121	19,309,755	18,353,523
Inter-series receivables	4,834,968	4,535,784	—	—	—	—
Prepaid service fees - Class 1	184,282	357,855	280,359	278,573	156,251	164,924
Interest receivable	382,608	—	116,557	—	82,350	—
Receivable from related parties	—	18,836	100,837	105,754	6,065	—
Other assets	150,349	238,781	90,258	64,709	75,269	69,613

Total Assets	286,352,931	$284,867,427	$65,174,544	$46,779,088	$70,214,081	$66,766,473

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Open trade deficit	$2,794,817	$—	$—	$—	$—	$96,655
Pending owner additions	82,750	228,977	471,217	214,912	61,000	156,300
Owner redemptions payable	203,418	278,974	117,463	9,759	138,945	19,506
Incentive fees payable to Managing Owner	2,651,075	1,487,150	1,025,517	327,608	455,392	—
Management fees payable to Managing Owner	139,191	122,882	75,837	64,860	122,253	116,741
Interest fees payable to Managing Owner	381,961	375,955	92,525	66,029	97,709	92,401
Trading fees payable to Managing Owner	170,017	158,231	18,969	16,215	30,870	29,681
Trailing service fees payable	422,041	398,386	31,623	10,242	105,941	98,746
Payables to related parties	246,943	354,403	12,536	8,179	17,119	1,305
Other liabilities	50,669	252,579	—	22,123	—	28,680

Total Liabilities	7,142,882	3,657,537	1,845,687	739,927	1,029,229	640,015

MINORITY INTERESTS	22,945,494	23,625,044	—	—	6,031,381	4,775,554
OWNERS’ CAPITAL
Managing Owner Units - Class 1	193	182	1,246	1,138	—	—
Managing Owner Units - Class 2	3,129,420	2,918,791	259,592	235,392	258,946	244,457
Limited Owner Units - Class 1	207,153,466	210,379,066	52,063,806	35,663,122	57,228,336	55,530,902
Limited Owner Units - Class 2	45,981,476	44,286,807	11,004,213	10,139,509	5,666,189	5,575,545

Total Owners’ Capital	256,264,555	257,584,846	63,328,857	46,039,161	63,153,471	61,350,904

Total Liabilities, Minority Interests and Owners’ Capital	$286,352,931	$284,867,427	$65,174,544	$46,779,088	$70,214,081	$66,766,473

Units Outstanding
Class 1	1,865,097	2,018,003	417,866	313,310	592,207	604,239
Class 1a	59,770	62,032	N/A	N/A	N/A	N/A
Class 2	398,179	410,311	86,114	87,473	55,825	58,085
Class 2a	12,677	13,110	N/A	N/A	N/A	N/A

Net Asset Value per Unit
Class 1	$107.97	$101.46	$124.60	$113.83	$96.64	$91.90
Class 1a	$96.68	$90.90	N/A	N/A	N/A	N/A
Class 2	$120.08	$112.00	$130.80	$118.61	$106.14	$100.20
Class 2a	$102.30	$95.47	N/A	N/A	N/A	N/A

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

March 31, 2008 and December 31, 2007

	Currency Series		Graham Series		Long Only Commodity Series
	3/31/2008	12/31/2007	3/31/2008	12/31/2007	3/31/2008	12/31/2007
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents	$3,862,676	$12,715,131	$1,623,316	$3,077,061	$1,649,745	$4,275,935
U.S Government securities, at market value	10,348,248	—	2,828,433	—	3,588,124	—
Cash held at futures commodity merchants	1,273,999	1,539,788	—	—	—	—
Open trade equity	11,157	34,703	—	—	—	—
Swap/option contracts	1,659,238	822,068	—	—	702,059	768,028
Investments in unconsolidated trading companies	—	—	6,031,381	4,775,554	—	—
Prepaid service fees - Class 1	28,704	33,387	19,847	12,215	6,341	5,101
Interest receivable	32,949	—	8,851	—	11,400	—
Receivable from related parties	—	86,190	138,252	70,739	—	—
Other assets	4,568	933	24,077	19,655	2,273	2,917

Total Assets	$17,221,539	$15,232,200	$10,674,157	$7,955,224	$5,959,942	$5,051,981

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Inter-series payables	$4,834,968	$4,535,784	$—	$—	$—	$—
Pending owner additions	3,667	15,612	14,950	18,400	3,000	—
Owner redemptions payable	6,979	30,627	12,633	—	12,669	5,192
Incentive fees payable to Managing Owner	—	—	225,848	1,063	—	—
Management fees payable to Managing Owner	14,249	10,354	19,362	15,307	6,249	5,441
Interest fees payable to Managing Owner	25,535	22,752	15,255	11,584	2,449	3,016
Trading fees payable to Managing Owner	8,589	8,354	3,872	3,062	2,503	2,175
Trailing service fees payable	12,286	9,645	12,859	10,180	7,900	5,968
Payables to related parties	177	1,652	273	902	575	121
Other liabilities	—	5,414	—	25,743	—	—

Total Liabilities	4,906,450	4,640,194	305,052	86,241	35,345	21,913

OWNERS’ CAPITAL
Managing Owner Units - Class 2	547,838	513,938	50,171	44,700	188,671	170,094
Limited Owner Units - Class 1	11,423,173	9,791,812	8,138,891	6,060,207	5,557,156	4,730,889
Limited Owner Units - Class 2	344,078	286,256	2,180,043	1,764,076	178,770	129,085

Total Owners’ Capital	12,315,089	10,592,006	10,369,105	7,868,983	5,924,597	5,030,068

Total Liabilities, Minority Interests and Owners’ Capital	$17,221,539	$15,232,200	$10,674,157	$7,955,224	$5,959,942	$5,051,981

Units Outstanding
Class 1	107,256	97,273	76,874	63,767	45,447	42,701
Class 2	7,538	7,209	19,039	17,331	2,880	2,601

Net Asset Value per Unit
Class 1	$106.50	$100.66	$105.87	$95.04	$122.28	$110.79
Class 2	$118.32	$111.00	$117.14	$104.37	$127.60	$115.04

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

March 31, 2008 and December 31, 2007

	Long/Short Commodity Series		Managed Futures Index Series
	3/31/2008	12/31/2007	3/31/2008	12/31/2007
	(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents	$11,990,163	$28,837,629	$175,332	$332,995
U.S Government securities, at market value	29,803,183	—	324,548	—
Cash held at futures commodity merchants	—	21,539,642	—	—
Open trade equity	34,481,289	—	—	—
Swap/option contracts	—	—	—	—
Investments in unconsolidated trading companies	—	—	758,238	634,400
Prepaid service fees - Class 1	134,272	150,263	2,250	1,742
Interest receivable	95,002	—	1,019	—
Receivable from related parties	15,317	91,720	901	—
Other assets	5,779	—	1,285	2,110

Total Assets	$76,525,005	$50,619,254	$1,263,573	$971,247

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Liability to futures commodity merchants	$25,410,706	$—		$—
Open trade deficit	—	11,151,267		—
Pending owner additions	343,079	49,444	71,600	10,000
Owner redemptions payable	3,509	26,075	—	—
Incentive fees payable to Managing Owner	567,125	214,878	—	—
Management fees payable to Managing Owner	95,737	102,236	1,764	1,261
Interest fees payable to Managing Owner	16,811	21,286	506	622
Trading fees payable to Managing Owner	13,677	15,692	441	315
Trailing service fees payable	48,222	37,752	808	680
Payables to related parties	4,726	2,986	—	36
Other liabilities	—	7,654	206	884

Total Liabilities	26,503,592	11,629,270	75,325	13,798

MINORITY INTERESTS	7,076,510	4,238,348	—	—
OWNERS’ CAPITAL
Managing Owner Units - Class 2	405,750	374,050	327,095	294,572
Limited Owner Units - Class 1	38,451,692	31,092,746	810,734	621,740
Limited Owner Units - Class 2	4,087,461	3,284,840	50,419	41,137

Total Owners’ Capital	42,944,903	34,751,636	1,188,248	957,449

Total Liabilities, Minority Interests and Owners’ Capital	$76,525,005	$50,619,254	$1,263,573	$971,247

Units Outstanding
Class 1	351,966	306,425	7,295	6,181
Class 2	38,645	34,136	3,256	3,215
Net Asset Value per Unit
Class 1	$109.25	$101.47	$111.14	$100.59
Class 2	$116.27	$107.19	$115.95	$104.42

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Schedule of Investments

March 31, 2008

(unaudited)

	Balanced Series		Winton Series		Campbell/Graham Series		Currency Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS
Various base metals futures contracts (US)	$(150,161)	-0.05%	$—	0.00%	$31,126	0.04%	$—	0.00%
Various currency futures contracts (US)	600,393	0.22%	—	0.00%	(3,213)	0.00%	—	0.00%
Various currency futures contracts (Canada)	23,327	0.01%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	77,784	0.03%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	(21,306)	-0.01%	—	0.00%		0.00%	—	0.00%
Various energy futures contracts (US)	(645,087)	-0.23%	—	0.00%	(130,112)	-0.19%	—	0.00%
Various interest rates futures contracts (US)	697,458	0.25%	—	0.00%	(23,601)	-0.03%	—	0.00%
Various interest rates futures contracts (Canada)	119,265	0.04%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(910,778)	-0.33%	—	0.00%	(92,560)	-0.13%	—	0.00%
Various interest rates futures contracts (Far East)	111,668	0.04%	—	0.00%	(20,408)	-0.03%	—	0.00%
Various precious metals futures contracts (US)	(303,960)	-0.11%	—	0.00%	(3,200)	0.00%	—	0.00%
Various soft futures contracts (US)	(2,373,932)	-0.85%	—	0.00%	3,375	0.00%	—	0.00%
Various soft futures contracts (Europe)	(8,169)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	(7,251)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	480,891	0.17%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	95	0.00%	—	0.00%	(368)	0.00%	—	0.00%
Various stock index futures contracts (Far East)	22,165	0.01%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$(2,287,598)	-0.81%	$—	0.00%	$(238,961)	-0.34%	$—	0.00%

LONG CURRENCY FORWARDS	$1,135,710	0.41%	$—	0.00%	$187,629	0.27%	$(227,793)	-1.85%

SHORT FUTURES CONTRACTS
Various base metals futures contracts (US)	$36,124	0.01%	$—	0.00%	$68,563	0.10%	$—	0.00%
Various currency futures contracts (US)	195,290	0.07%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	82,223	0.03%	—	0.00%	(1,441)	0.00%		0.00%
Various currency futures contracts (Far East)	43,712	0.02%	—	0.00%	—	0.00%		0.00%
Various energy futures contracts (US)	(48,990)	-0.02%	—	0.00%	—	0.00%		0.00%
Various interest rates futures contracts (US)	(187,254)	-0.07%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	300,040	0.11%	—	0.00%	(10,007)	-0.01%	—	0.00%
Various interest rates futures contracts (Far East)	82,963	0.03%	—	0.00%	(6,545)	-0.01%	—	0.00%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	110,828	0.04%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	(753,144)	-0.27%	—	0.00%	46,483	0.07%	—	0.00%
Various stock index futures contracts (Europe)	(733,654)	-0.26%	—	0.00%	10,819	0.02%	—	0.00%
Various stock index futures contracts (Far East)	(55,880)	-0.02%	—	0.00%	347	0.00%	—	0.00%

Total Short Futures Contracts	$(927,742)	-0.33%	$—	0.00%	$108,219	0.17%	$—	0.00%

SHORT CURRENCY FORWARDS	(715,187)	-0.26%	—	0.00%	278,322	0.40%	238,950	1.94%

Total Open Trade Equity	$(2,794,817)	-0.99%	—	0.00%	$335,209	0.50%	$11,157	0.09%

LONG SWAPS / OPTIONS	$50,957,321	18.25%	$—	0.00%	$—	0.00%	$1,659,238	13.47%

The Frontier Fund

Condensed Schedule of Investments—(Continued)

March 31, 2008

(unaudited)

	Balanced Series		Winton Series		Campbell/Graham Series		Currency Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
U.S. GOVERNMENT SECURITIES

FACE VALUE	Fair Value		Fair Value		Fair Value		Fair Value
$37,050,000.00 US Treasury Bill 4.500% due 02/15/2009 (Cost $37,937,174)	$19,922,053	7.14%	$6,042,118	9.54%	$4,298,568	6.21%	$1,707,329	13.86%
$35,000,000.00 US Treasury Bill 6.500% due 02/15/2010 (Cost $37,985,938)	20,001,003	7.16%	6,066,062	9.58%	4,315,603	6.24%	1,714,095	13.92%
$35,000,000.00 US Treasury Bill 4.500% due 02/28/2011 (Cost $37,231,250)	19,800,306	7.09%	6,005,193	9.48%	4,272,299	6.18%	1,696,895	13.78%
$34,700,000.00 US Treasury Bill 4.625% due 02/29/2012 (Cost $37,302,500)	19,872,205	7.12%	6,026,999	9.52%	4,287,812	6.20%	1,703,057	13.83%
$36,500,000.00 US Treasury Bill 3.875% due 02/15/2013 (Cost $38,125,391)	20,451,553	7.32%	6,202,709	9.79%	4,412,818	6.38%	1,752,708	14.23%
$36,700,000.00 US Treasury Bill 4.000% due 02/15/2015 (Cost $38,016,039)	20,701,908	7.41%	6,278,638	9.91%	4,466,837	6.46%	1,774,163	14.41%

	$120,749,028	43.24%	$36,621,720	57.82%	$26,053,936	37.67%	$10,348,248	84.03%

	Graham Series		Long Only Commodity Series		Long/Short Commodity Series		Managed Futures Index Series
	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS
Various base metals futures contracts (US)	$—	0.00%	$—	0.00%	$69,738	0.14%	$—	0.00%
Various currency futures contracts (US)	—	0.00%	—	0.00%	60,263	0.12%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%		0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	—	0.00%	(945,590)	-1.89%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	216,297	0.43%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	(115,400)	-0.23%	—	0.00%
Various soft futures contracts (US)	—	0.00%	—	0.00%	(3,575,083)	-7.15%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%		0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	—	0.00%	28,710	0.06%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$(4,261,065)	-8.52%	$—	0.00%

LONG CURRENCY FORWARDS	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

The Frontier Fund

Condensed Schedule of Investments—(Continued)

March 31, 2008

(unaudited)

	Graham Series		Long Only Commodity Series		Long/Short Commodity Series		Managed Futures Index Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
SHORT FUTURES CONTRACTS
Various base metals futures contracts (US)	$—	0.00%	$—	0.00%	$24,148,440	48.28%	$—	0.00%
Various currency futures contracts (US)	—	0.00%	—	0.00%	15,926	0.03%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%		0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	—	0.00%	1,818,862	3.64%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	(303,922)	-0.61%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	—	0.00%	13,350,898	26.69%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	—	0.00%	(287,850)	-0.58%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%		0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%		0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$38,742,354	77.45%	$—	0.00%

SHORT CURRENCY FORWARDS	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Open Trade Equity	—	0.00%	$—	0.00%	$34,481,289	68.93%	—	0.00%

LONG SWAPS / OPTIONS	$—	0.00%	$702,059	11.85%	$—	0.00%	$—	0.00%

U.S. GOVERNMENT SECURITIES

FACE VALUE	Fair Value		Fair Value		Fair Value		Fair Value
$37,050,000.00 US Treasury Bill 4.500% due 02/15/2009 (Cost $37,937,174)	$466,655	4.50%	$591,995	9.99%	$4,917,146	9.83%	$53,546	4.51%
$35,000,000.00 US Treasury Bill 6.500% due 02/15/2010 (Cost $37,985,938)	468,505	4.52%	594,341	10.03%	4,936,632	9.87%	53,758	4.52%
$35,000,000.00 US Treasury Bill 4.500% due 02/28/2011 (Cost $37,231,250)	463,804	4.47%	588,377	9.93%	4,887,096	9.77%	53,219	4.48%
$34,700,000.00 US Treasury Bill 4.625% due 02/29/2012 (Cost $37,302,500)	465,488	4.49%	590,514	9.97%	4,904,842	9.81%	53,412	4.50%
$36,500,000.00 US Treasury Bill 3.875% due 02/15/2013 (Cost $38,125,391)	479,058	4.62%	607,729	10.26%	5,047,837	10.09%	54,969	4.63%
$36,700,000.00 US Treasury Bill 4.000% due 02/15/2015 (Cost $38,016,039)	484,923	4.68%	615,169	10.38%	5,109,629	10.21%	55,642	4.68%

	$2,828,433	27.28%	$3,588,124	60.56%	$29,803,183	59.58%	$324,548	27.32%

The Frontier Fund

Condensed Schedule of Investments

December 31, 2007

	Balanced Series		Currency Series		Campbell/Graham Series		Long/Short Commodity Series			Long Only Commodity Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value		% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS
Various base metals futures contracts (US)	$(1,365,548)	-0.53%	$—	0.00%	$(46,995)	-0.08%	$78,655		0.23%	$—	0.00%
Various currency futures contracts (US)	(23,181)	-0.01%	—	0.00%	5,213	0.01%	(29,520)		-0.08%	—	0.00%
Various currency futures contracts (Canada)	16,808	0.01%		0.00%	—	0.00%	—		0.00%		0.00%
Various currency futures contracts (Europe)	87,760	0.03%	—	0.00%	(8,656)	-0.01%	—		0.00%	—	0.00%
Various currency futures contracts (Far East)	24,523	0.01%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various energy futures contracts (US)	1,056,350	0.41%	—	0.00%	23,239	0.04%	2,390,287		6.88%	—	0.00%
Various interest rates futures contracts (US)	19,323	0.01%	—	0.00%	1,922	0.00%	52,718		0.15%	—	0.00%
Various interest rates futures contracts (Canada)	(8,845)	0.00%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various interest rates futures contracts (Europe)	123,859	0.05%	—	0.00%	4,554	0.01%	—		0.00%	—	0.00%
Various interest rates futures contracts (Far East)	13,569	0.01%	—	0.00%	39,259	0.06%	—		0.00%	—	0.00%
Various precious metals futures contracts (US)	610,450	0.24%	—	0.00%	440	0.00%	68,860		0.20%	—	0.00%
Various soft futures contracts (US)	2,125,453	0.83%	—	0.00%	(1,859)	0.00%	2,321,450		6.68%	—	0.00%
Various soft futures contracts (Europe)	(2,648)	0.00%	—	0.00%	(3,802)	-0.01%	—		0.00%	—	0.00%
Various soft futures contracts (Canada)	2,547	0.00%	—	0.00%		0.00%	—		0.00%		0.00%
Various stock index futures contracts (US)	35,587	0.01%	—	0.00%	(2,020)	0.00%	(61,188)		-0.18%	—	0.00%
Various stock index futures contracts (Canada)	105,241	0.04%	—	0.00%		0.00%	—		0.00%	—	0.00%
Various stock index futures contracts (Europe)	627,236	0.24%	—	0.00%	(6,130)	-0.01%	—		0.00%	—	0.00%
Various stock index futures contracts (Far East)	808	0.00%	—	0.00%	(988)	0.00%	—		0.00%	—	0.00%

Total Long Futures Contracts	3,449,292	1.35%	—	0.00%	4,177	0.01%	4,821,262		13.88%	—	0.00%

LONG CURRENCY FORWARDS	(2,100,578)	-0.82%	120	0.00%	107,869	0.18%	—		0.00%	—	0.00%

LONG SWAPS / OPTIONS	47,241,455	18.34%	822,068	7.76%	—	0.00%	—		0.00%	768,028	15.27%

SHORT FUTURES CONTRACTS
Various base metals futures contracts (US)	761,622	0.30%	—	0.00%	95,072	0.15%	(2,648,030)		-7.62%	—	0.00%
Various currency futures contracts (US)	(1,054,649)	-0.41%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various currency futures contracts (Europe)	50,981	0.02%		0.00%	(3,312)	-0.01%	—		0.00%	—	0.00%
Various currency futures contracts (Far East)	(12,008)			0.00%	—	0.00%	—		0.00%		0.00%
Various energy futures contracts (US)	(373,088)	-0.14%		0.00%	(28,300)	-0.05%	(7,884,832)		-22.69%	—	0.00%
Various interest rates futures contracts (US)	(2,109)	0.00%	—	0.00%	(6,547)	-0.01%	4,219		0.01%	—	0.00%
Various interest rates futures contracts (Canada)	(35,042)	-0.01%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various interest rates futures contracts (Europe)	395,456	0.15%	—	0.00%	(9,568)	-0.02%	—		0.00%	—	0.00%
Various interest rates futures contracts (Far East)	110,505	0.04%	—	0.00%	(1,029)	0.00%	—		0.00%	—	0.00%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various soft futures contracts (US)	(406,176)	-0.16%	—	0.00%	—	0.00%	(5,344,761)		-15.38%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various stock index futures contracts (US)	(774,960)	-0.30%	—	0.00%	7,815	0.01%	(99,125)		-0.29%	—	0.00%
Various stock index futures contracts (Europe)	(3,046)	0.00%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various stock index futures contracts (Far East)	40,782	0.02%	—	0.00%	—	0.00%	—		0.00%	—	0.00%

Total Short Futures Contracts	(1,301,732)	-0.49%	—	0.00%	54,131	0.07%	(15,972,529)		-45.97%	0	0.00%

SHORT CURRENCY FORWARDS	(45,041)	-0.02%	34,583	0.33%	(262,832)	-0.43%	—		0.00%	—	0.00%

Total Open Trade Equity	$47,243,396 (1)	18.38%	$856,771	8.09%	$(96,655)	-0.17%	$(11,151,267	)(1)	-32.09%	768,028	15.27%

(1)	The Long/Short Commodity Series consolidates the assets of Frontier Trading Company VII which includes the open trade equity of two traders whose trading results are primarily allocated to the the Balanced Series. The combined open trade deficit of these two traders is ($11,521,659).

This deficit is reflected as a component of Investment in unconsolidated trading companies for the Balanced Series.

The Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2008 and 2007

	Balanced Series (Unaudited)		Winton Series (1) (Unaudited)		Campbell/Graham Series (Unaudited)
	3/31/2008	3/31/2007	3/31/2008	3/31/2007	3/31/2008	3/31/2007
Investment Income:
Interest - net	$698,149	$1,721,854	$136,321	$25,333	$164,140	$437,970

Total Income	698,149	1,721,854	136,321	25,333	164,140	437,970

Expenses:
Incentive Fees	4,136,299	1,490,934	980,800	—	438,930	33,094
Management Fees	387,518	302,876	225,065	14,961	345,761	310,749
Service Fees - Class 1	1,556,428	1,725,781	320,616	19,692	421,368	364,229
Trading Fees	491,692	321,101	56,085	3,738	95,999	92,866

Total Expenses	6,571,937	3,840,692	1,582,566	38,391	1,302,058	800,938

Investment gain/(loss) - net	(5,873,788)	(2,118,838)	(1,446,245)	(13,058)	(1,137,918)	(362,968)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	20,967,093	(10,723,625)	—	—	4,019,578	(311,330)
Net realized gain/(loss) on swap contracts	—	1,703,250	—	—		—
Net change in open trade equity	(968,752)	(9,439,201)	—	—	431,922	(313,477)
Net unrealized gain/(loss) on swap contracts	3,715,862	(2,191,895)	—	—	—	—
Net unrealized gain/(loss) on treasuries	2,107,066	—	479,136	—	518,414	—
Trading commissions	(553,285)	(563,068)	—	—	(45,655)	(14,904)
Net change in inter-series receivables	299,184	476,249	—	—	—	—
Net change in inter-series payables	—	—	—	—	—	325,800
Equity in earnings/(loss) from trading company	2,917,556	(1,113,763)	5,698,275	(591,344)	589,302	(5,370,129)

Net gain/(loss) on investments	28,484,724	(21,852,053)	6,177,411	(591,344)	5,513,561	(5,684,040)

Minority interests	(6,388,858)	5,987,053	—	—	(1,191,916)	639,711

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$16,222,078	$(17,983,838)	$4,731,166	$(604,402)	$3,183,727	$(5,407,297)

NET INCOME/(LOSS) PER UNIT
Class 1	$6.51	$(6.73)	$10.77	$(10.28)	$4.74	$(9.01)
Class 1a	$5.78	$(6.12)	N/A	N/A	N/A	N/A
Class 2	$8.08	$(6.40)	$12.19	$(9.67)	$5.94	$(8.84)
Class 2a	$6.83	$(5.62)	N/A	N/A	N/A	N/A

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2008 and 2007

	Currency Series (Unaudited)		Graham Series (Unaudited)		Long Only Commodity Series (Unaudited)
	3/31/2008	3/31/2007	3/31/2008	3/31/2007	3/31/2008	3/31/2007
Investment Income:
Interest—net	$41,896	$128,278	$22,996	$65,381	$31,782	$131,455

Total Income	41,896	128,278	22,996	65,381	31,782	131,455

Expenses:
Incentive Fees	—	—	189,901	—	—	—
Management Fees	38,639	29,418	53,107	73,055	17,559	43,506
Service Fees - Class 1	78,223	52,769	51,620	40,078	26,147	22,247
Trading Fees	24,823	25,230	10,591	14,272	7,028	17,296

Total Expenses	141,685	107,417	305,219	127,405	50,734	83,049

Investment gain/(loss) - net	(99,789)	20,861	(282,223)	(62,024)	(18,952)	48,406

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	106,685	(93,956)	—	—	—	—
Net realized gain/(loss) on swap contracts	822,649	(348,744)	—	—	493,789	1,430,851
Net change in open trade equity	(873)	(39,426)	—	—	—	—
Net unrealized gain/(loss) on treasuries	134,039	—	78,453	—	52,436	—
Net change in inter-series payables	(299,184)	236,560	—	(76,140)	—	(1,296,389)
Equity in earnings/(loss) from trading company	—	—	1,191,916	(639,711)	—	—

Net gain/(loss) on investments	763,316	(245,566)	1,270,369	(715,851)	546,225	134,462

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$663,527	$(224,705)	$988,146	$(777,875)	$527,273	$182,868

NET INCOME/(LOSS) PER UNIT
Class 1	$5.84	$(3.02)	$10.83	$(8.97)	$11.49	$3.42
Class 2	$7.32	$(2.44)	$12.77	$(8.96)	$12.56	$3.98

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2008 and 2007

	Long/Short Commodity Series (Unaudited)		Managed Futures Index Series (Unaudited)
	3/31/2008	3/31/2007	3/31/2008	3/31/2007
Investment Income:
Interest - net	$217,770	$212,997	$6,351	$95,406

Total Income	217,770	212,997	6,351	95,406

Expenses:
Incentive Fees	565,583	111,809	—	—
Management Fees	269,678	220,698	4,930	51,082
Service Fees - Class 1	258,770	149,345	3,814	2,594
Trading Fees	40,760	24,784	1,232	12,634

Total Expenses	1,134,791	506,636	9,976	66,310

Investment gain/(loss) - net	(917,021)	(293,639)	(3,625)	29,096

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	(42,224,962)	772,228	—	(331,200)
Net realized gain/(loss) on swap contracts	—	—	—	—
Net change in open trade equity	48,814,767	(1,311,100)	—	(356,012)
Net unrealized gain/(loss) on treasuries	339,119	—	10,264	—
Trading commissions	(397,375)	(107,012)	—	(16,116)
Net change in inter-series payables	—	—	—	633,920
Equity in earnings/(loss) from trading company	—	—	101,281	—

Net gain/(loss) on investments	6,531,549	(645,884)	111,545	(69,408)

Minority interests	(2,917,556)	1,113,763	—	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$2,696,972	$174,240	$107,920	$(40,312)

NET INCOME/(LOSS) PER UNIT
Class 1	$7.78	$0.61	$10.55	$(6.69)
Class 2	$9.08	$1.40	$11.53	$(6.35)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2008 (Unaudited)

	Balanced Series
	Class 1		Class 1a		Class 2		Class 2a
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2008	$—	$204,740,748	$182	$5,638,318	$2,840,146	$43,113,896	$78,645	$1,172,911

Sale of Units	—	2,749,637	—	125,553	—	547,393	—	8,900
Redemption of Units	—	(18,629,627)	—	(339,417)	—	(1,955,823)	—	(48,985)
Net increase in Owners’ Capital resulting from operations	—	12,514,160	11	354,094	204,999	3,063,469	5,630	79,715

Owners’ Capital, March 31, 2008	$—	$201,374,918	$193	$5,778,548	$3,045,145	$44,768,935	$84,275	$1,212,541

Owners’ Capital - Units, January 1, 2008	—	2,018,003	2	62,030	25,359	384,952	824	12,286

Sale of Units	—	26,224	—	1,356	—	4,733	—	87
Redemption of Units	—	(179,130)	—	(3,618)	—	(16,865)	—	(520)

Owners’ Capital - Units, March 31, 2008	—	1,865,097	2	59,768	25,359	372,820	824	11,853

Net asset value per unit at January 1, 2008		$101.46		$90.90		$112.00		$95.47
Change in net asset value per unit for three months ended March 31, 2008		6.51		5.78		8.08		6.83

Net asset value per unit at March 31, 2008		$107.97		$96.68		$120.08		$102.30

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2008 (Unaudited)

	Winton Series				Campbell/Graham Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2008	$1,138	$35,663,122	$235,392	$10,139,509	$—	$55,530,902	$244,457	$5,575,545

Sale of Units	—	13,491,585	—	—	—	2,515,788	—	189,658
Redemption of Units	—	(756,130)	—	(176,925)	—	(3,670,393)	—	(416,213)
Net increase in Owners’ Capital resulting from operations	108	3,665,229	24,200	1,041,629	—	2,852,039	14,489	317,199

Owners’ Capital, March 31, 2008	$1,246	$52,063,806	$259,592	$11,004,213	$—	$57,228,336	$258,946	$5,666,189

Owners’ Capital - Units, January 1, 2008	10	313,300	1,985	85,488	—	604,239	2,439	55,646

Sale of Units	—	110,754	—	—	—	26,934	—	1,848
Redemption of Units	—	(6,198)	—	(1,359)	—	(38,966)	—	(4,108)

Owners’ Capital - Units, March 31, 2008	10	417,856	1,985	84,129	—	592,207	2,439	53,386

Net asset value per unit at January 1, 2008		$113.83		$118.61		$91.90		$100.20
Change in net asset value per unit for three months ended March 31, 2008		10.77		12.19		4.74		5.94

Net asset value per unit at March 31, 2008		$124.60		$130.80		$96.64		$106.14

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2008 (Unaudited)

	Currency Series				Graham Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2008	$—	$9,791,812	$513,938	$286,256	$—	$6,060,207	$44,700	$1,764,076

Sale of Units	—	1,374,313	—	39,750	—	1,553,747	—	214,181
Redemption of Units	—	(351,972)	—	(2,535)	—	(236,473)	—	(19,479)
Net increase in Owners’ Capital resulting from operations	—	609,020	33,900	20,607	—	761,410	5,471	221,265

Owners’ Capital, March 31, 2008	$—	$11,423,173	$547,838	$344,078	$—	$8,138,891	$50,171	$2,180,043

Owner’s Capital - Units, January 1, 2008	—	97,273	4,630	2,579	—	63,767	428	16,903

Sale of Units	—	13,435	—	352	—	15,477	—	1,890
Redemption of Units	—	(3,452)	—	(23)	—	(2,370)	—	(182)

Owners’ Capital - Units, March 31, 2008	—	107,256	4,630	2,908	—	76,874	428	18,611

Net asset value per unit at January 1, 2008		$100.66		$111.00		$95.04		$104.37
Change in net asset value per unit for three months ended March 31, 2008		5.84		7.32		10.83		12.77

Net asset value per unit at March 31, 2008		$106.50		$118.32		$105.87		$117.14

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2008 (Unaudited)

	Long Only Commodity Series				Long/Short Commodity Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2008	$—	$4,730,889	$170,094	$129,085	$—	$31,092,746	$374,050	$3,284,840

Sale of Units	—	438,726	—	35,000	—	6,441,792	—	648,631
Redemption of Units	—	(106,470)	—	—	—	(1,474,228)	—	(119,900)
Net increase in Owners’ Capital resulting from operations	—	494,011	18,577	14,685	—	2,391,382	31,700	273,890

Owners’ Capital, March 31, 2008	$—	$5,557,156	$188,671	$178,770	$—	$38,451,692	$405,750	$4,087,461

Owners’ Capital - Units, January 1, 2008	—	42,701	1,479	1,122	—	306,425	3,490	30,646

Sale of Units	—	3,611	—	279	—	59,259	—	5,546
Redemption of Units	—	(865)	—	—	—	(13,718)	—	(1,037)

Owners’ Capital - Units, March 31, 2008	—	45,447	1,479	1,401	—	351,966	3,490	35,155

Net asset value per unit at January 1, 2008		$110.79		$115.04		$101.47		$107.19
Change in net asset value per unit for three months ended March 31, 2008		11.49		12.56		7.78		9.08

Net asset value per unit at March 31, 2008		$122.28		$127.60		$109.25		$116.27

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2008 (Unaudited)

	Managed Futures Index Series
	Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2008	$—	$621,740	$294,572	$41,137

Sale of Units	—	208,304	—	15,000
Redemption of Units	—	(90,316)	—	(10,109)
Net increase in Owners’ Capital resulting from operations	—	71,006	32,523	4,391

Owners’ Capital, March 31, 2008	$—	$810,734	$327,095	$50,419

Owners’ Capital - Units, January 1, 2008	—	6,181	2,821	394

Sale of Units	—	1,899	—	125
Redemption of Units	—	(785)	—	(84)

Owners’ Capital - Units, March 31, 2008	—	7,295	2,821	435

Net asset value per unit at January 1, 2008		$100.59		$104.42
Change in net asset value per unit for three months ended March 31, 2008		10.55		11.53

Net asset value per unit at March 31, 2008		$111.14		$115.95

The accompanying notes are an integral part of these statements.

The Frontier Fund

Notes to Financial Statements

As of March 31, 2008 (Unaudited)

1. Organization

The Frontier Fund, which is referred to in this report as the Trust, was formed on August 8, 2003, as a Delaware Statutory Trust. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series (“Series,” or each, a “Series”) of units of beneficial interest (the “Units”) in segregated pools of assets of the Trust, pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are segregated from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended. It is managed by its managing owner, Equinox Fund Management, LLC, a Delaware limited liability company formed in June 2003 (the “Managing Owner”).

Purchasers of Units are limited owners of the Trust (“Limited Owners”). The Trust Act provides that, except as otherwise provided in the amended and restated declaration of trust and trust agreement of the Trust dated as of August 8, 2003, by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders from time to time ( the “Trust Agreement”), unitholders in a Delaware statutory trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited Owners do not have any such liability.

As of March 31, 2008, the Trust had eight separate Series of Units issued and outstanding: the Balanced Series, Winton Series (formerly the Beach Series), Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series. The Units of each Series are separated into two classes of Units, except the Balanced Series which has four classes of Units. Previously, the Trust had offered an additional Series of Units called the Dunn Series, but such Series of Units is no longer being offered by the Trust.

The Frontier Fund

Notes to Financial Statements—(Continued)

The Trust, with respect to each Series:

•

engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments, including swap contracts (“Swaps”), and may, from time to time, engage in cash and spot transactions;

•

allocates funds to a subsidiary limited liability company or companies (each a “Trading Company”). Each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s) (“Trading Advisors,” or each, a “Trading Advisor”) that will manage all or a portion of such Trading Company’s assets, make the trading decisions for the assets of each Series vested in such Trading Company, segregate its assets from any other Trading Company and maintain separate, distinct records for each Series, and account for its assets separately from the other Series and the other Trust assets;

•	calculates the net assets, or the Net Asset Value, of the Units in such Series separately from the other Series;

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

During 2007, the Trust registered an additional 1,000,000 Balanced Series-2 Units, 1,000,000 Long/Short Commodity Series-1 Units and 200,000 Long/Short Commodity-2 Units on a Registration Statement on Form S-1/A pursuant to Rule 462(b) (File No. 333-140240).

The Frontier Fund

Notes to Financial Statements—(Continued)

As of March 31, 2008, the total Units outstanding of each Series of the Trust was 2,335,723 with respect to the Balanced Series, 503,980 with respect to the Winton Series, 648,032 with respect to the Campbell/Graham Series, 114,794 with respect to the Currency Series, 95,913 with respect to the Graham Series, 48,327 with respect to the Long Only Commodity Series, 390,611 with respect to the Long/Short Commodity Series and 10,551 with respect to the Managed Futures Index Series.

As of March 31, 2008, the Trust, with respect to the Graham Series, Winton Series, Campbell/Graham Series, Currency Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, offered Units in two separate Classes — Class 1 and Class 2. The Trust, with respect to the Balanced Series, offered Units in four separate Classes — Class 1, Class 2, Class 1a and Class 2a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainder of each Series’ assets are maintained at the Trust level for cash management.

As of March 31, 2008, a portion of the assets of each of the Winton Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series have been invested in several different Trading Companies. Each Trading Company (except the Trading Company or Trading Companies, as applicable, for the Balanced Series, Campbell/Graham Series, Currency Series, Long Only Commodity Series and Long/Short Commodity Series) will have its own Trading Advisor that will manage 100% of the assets invested in such Trading Company and make that Trading Company’s trading decisions.

The Balanced Series, in order to make investments in the Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series may advance funds to such Series, for the purpose of investing in the respective Trading Company or Trading Companies for such Series on behalf of the Balanced Series.

The Trading Advisors were selected based upon the Managing Owner’s evaluation of each Trading Advisor’s past performance, trading portfolios and strategies, as well as how each Trading Advisor’s performance, portfolio and strategies complement and differ from those of the other Trading Advisors. As of March 31, 2008, none of the Trading Advisors or any of their principals had any beneficial interest in the Trust, but they are all free to acquire such beneficial interest.

The Managing Owner became registered with the CFTC as a commodity pool operator (“CPO”) as of August 6, 2003, and has been a member of the National Futures Association (the “NFA”) in such capacity since that date. The Managing Owner’s main business office is located at 1660 Lincoln Street, Suite 100, Denver, Colorado 80264, telephone (303) 837-0600. A description of the Managing Owner’s responsibilities to the Trust is contained in a Prospectus filed by the Trust on November 9, 2007 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-140240), which is referred to herein as the “Prospectus,” under the section captioned “Duties of the Managing Owner,” and such description is incorporated herein by reference from the Prospectus.

The Frontier Fund

Notes to Financial Statements—(Continued)

2. Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Managing Owner to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Trust’s financial statements. The Trust’s critical accounting policies and related estimates and judgments underlying the financial statements are identified below.

Investment Transactions and Valuation

The Managing Owner has evaluated the nature and types of estimates that it makes in preparing the Trust’s financial statements and related disclosures and has determined that the valuation of investments that are not traded on a U.S. or internationally recognized futures exchange involves a critical accounting policy. The market values of futures (exchange traded) contracts, currencies and forward (non-exchange traded) contracts are verified by the Managing Owner, which obtains valuation data from third party data providers and compares those prices with data received from the Trust’s clearing brokers and currency traders. All values are final and conclusive as to all unitholders.

If actual results vary from estimates used, such variances are not anticipated to have a material impact on the financial statements and related disclosures.

The Trust records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gain/(loss) on investments in the Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

Foreign Currency Transactions

The Trust’s functional currency is the U.S. Dollar; however, it transacts business in currencies other than the U.S. Dollar. Assets and liabilities denominated in currencies other than the U.S. Dollar are translated into U.S. Dollars at the rates in effect at the date of the Statement of Financial Condition. Income and expense items denominated in currencies other than the U.S. Dollar are translated into U.S. Dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. Dollars are reported in income.

Allocation of Trading Profits or Losses

Each Series of the Trust offers two classes of Units – Class 1 and Class 2 (except for the Balanced Series, which has four classes of Units – Class 1, Class 1a, Class 2 and Class 2a). All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that Class 1 and Class 1a Units of each Series, as applicable, bear certain expenses related to the servicing of such Units. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading profits and losses of each Series are allocated daily to Class 1, Class 1a, Class 2 and Class 2a Units, as applicable, based on each Classes’ relative owners’ capital balances.

Each Series allocates funds to a subsidiary Trading Company, or Trading Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series’ funds allocated to the Trading Company, adjusted on a daily basis. As of March 31, 2008, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to the Series’ respective funds allocated to the Trading Companies.

The Frontier Fund

Notes to Financial Statements—(Continued)

Consolidation

The Series, through investing in Trading Companies, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in securities and derivative instruments for the accounts of the respective Series, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series. Trading Companies in which a Series has a majority equity interest are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method and are carried in the Statement of Financial Condition of such Series at fair value based on the interest of each Series in such Trading Company. Fair value represents the accumulated profit or loss associated with the Series investment in the Trading Company(s).

The consolidated financial statements of the Balanced Series include the assets, liabilities and earnings of its wholly owned and majority-owned Trading Companies, Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company IV LLC, Frontier Trading Company VI LLC and Frontier Trading Company IX, LLC.

The consolidated financial statements of the Currency Series include the assets, liabilities and earnings of its majority-owned Trading Company, Frontier Trading Company III LLC.

The consolidated financial statements of the Campbell/Graham Series include the assets, liabilities and earnings of its majority-owned Trading Company, Frontier Trading Company V LLC.

The consolidated financial statements of the Long/Short Commodity Series include the assets, liabilities and earnings of its majority-owned Trading Company, Frontier Trading Company VII, LLC.

The consolidated financial statements of the Long Only Commodity Series include the assets, liabilities and earnings of its wholly owned Trading Company, Frontier Trading Company VIII, LLC.

Statement of Cash Flows

The Trust has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102, Statements of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

Investments and Swaps

Transactions are recorded on a trade date basis and all investments are recorded at fair value in the financial statements, with changes in fair value reported as a component of realized and unrealized Gain / (Loss) on Investments in the Statements of Operations. Generally, fair values will be based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price. At March 31, 2008 all investments in futures and forward contracts were based on quoted market prices. The valuation of investments in Swaps involves estimates. See Note 3.

The Managing Owner may make judgments that can frequently require estimates about matters that are inherently uncertain. The Managing Owner provides a good faith estimate of each Series’ daily net asset value (“NAV”) per Unit based on such uncertain information. The Managing Owner’s good faith estimate of each

The Frontier Fund

Notes to Financial Statements—(Continued)

Series’ NAV per Unit is published daily by the Trust and is used for subscriptions, redemptions and exchanges of all Trust Units, and such Unit transactions are final and not subject to subsequent adjustment unless the estimate of NAV varies from the actual NAV by more than one percent (1.0%) of the actual NAV as described within the Prospectus.

The Balanced Series, in order to make investments from time to time in the Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, advances funds to such Series for the purpose of investing in the respective Trading Company or Trading Companies for such Series on behalf of the Balanced Series. The amount of the funds advanced by the Balanced Series to each of such investee Series participates on a pari passu basis with the Class 2 Units of such investee Series. The Balanced Series reflects the change in value of these investments as “Net change in inter-series receivables” in the Statement of Operations. The Balanced Series is subject to allocations of income and fees on the same basis as the Limited Owners of such Series. To avoid duplication of fees, fees are not charged by the Balanced Series on the capital allocated to investments in affiliated Series, and the Managing Owner monitors such allocations so that aggregate fees of the investee Series on the Balanced Series investments do not exceed the allowable fees of the Balanced Series as provided in the Prospectus.

Swaps are marked to market daily primarily using quotations from counterparties. The value of the contracts is separately disclosed in the Statements of Financial Condition. The unrealized appreciation (depreciation) related to the change in valuation of the notional amount of the Swap is combined with the amount due to (owed by) the Series at termination or settlement. The net change in this amount during the period is included on the Statements of Operations. The Series also records any periodic payments received from (paid to) the counterparty, including at termination, under such contracts as realized gain/(loss) on the Statement of Operations.

Interest Income

Interest income from all sources, including assets held at clearing brokers and cash and cash equivalents held at banks, is aggregated and allocated across all Series in proportion to their daily Net Asset Value.

Income Taxes

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The adoption of FIN 48 was effective for the Trust on January 1, 2007, and did not impact the Trust’s financial position or results of operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements. This statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This statement was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 on January 1, 2008 did not have a material effect on the Trust’s financial statements. (See Note 3 — Fair Value Measurements).

The Frontier Fund

Notes to Financial Statements—(Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective for the Trust on January 1, 2008.

In April 2007, the FASB issued Interpretation No. 39-1, Amendment of FASB Interpretation No. 39 (“FIN 39-1”). FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the Consolidated Statements of Financial Condition. In addition, FIN 39-1 permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007. The Trust’s adoption of FIN 39-1 on January 1, 2008 did not have a material impact on the Trust’s Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51 (“SFAS 160”), to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective on January 1, 2009 and is not expected to have a significant impact on the Trust’s financial statements.

In applying these policies, the Managing Owner may make judgments that can frequently require estimates about matters that are inherently uncertain.

Reclassification

Certain amounts in the financial statements have been reclassified to conform with the 2008 presentation.

3. Fair Value Measurements

Effective January 1, 2008, the Trust adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets. The Trust utilizes valuation techniques that are consistent with the market approach per the requirement of SFAS 157. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Trust applies the valuation techniques in a consistent manner for each asset. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the assets. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the financial asset based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the financial asset based on the best information available in the circumstances. In that regard SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical financial assets and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs

Unadjusted quoted prices in active markets for identical financial assets that the reporting entity has the ability to access at the measurement date.

The Frontier Fund

Notes to Financial Statements—(Continued)

Level 2 Inputs

Inputs other than quoted prices included in Level 1 that are observable for the financial asset, either directly or indirectly. These might include quoted prices for similar financial assets in active markets, quoted prices for identical or similar financial assets in markets that are not active, inputs other than quoted prices that are observable for the financial asset or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs

Unobservable inputs for determining the fair value of financial assets that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the financial asset.

The Trust uses the following methodologies to value instruments within its financial asset portfolio at fair value:

Trading Instruments. These instruments include U.S. Treasury Notes and Open Trade Equity Positions (Futures Contracts and Currency Forwards) that are actively traded on public markets with quoted pricing for corroboration. U.S. Treasury Notes, Futures Contracts, and Currency Forwards are reported at fair value using Level 1 inputs. Trading Instruments further include Open Trade Equity (Trading Options) that are quoted prices for identical or similar assets that are not traded on active markets. Trading Options are reported at fair value using Level 2 inputs.

Swap/Option Contracts. Certain Swap/Option Contracts are reported utilizing Level 2 inputs. These Swap/Option Contracts are reported at fair value based on daily reports from the swap counterparty that may be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Other Swap/Option Contracts are reported utilizing Level 3 Inputs. These Swap/Option Contracts are reported at fair value based upon returns/values that are provided on less than a daily frequency from the swap counterparty, require additional internal financial modeling to develop pricing, and these swaps may not be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency.

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Balanced Series
Open Trade Equity	$(2,582,948)	$(211,869)	$—	$(2,794,817)
Swap/Option Contracts	—	—	50,957,321	50,957,321
U.S. Treasury Notes	120,749,028	—	—	120,749,028
Winton Series
U.S. Treasury Notes	36,621,720	—	—	36,621,720
Campbell/Graham Series
Open Trade Equity	335,209	—	—	335,209
U.S. Treasury Notes	26,053,936	—	—	26,053,936
Currency Series
Open Trade Equity	11,157	—	—	11,157
Swap/Option Contracts	—	1,659,238	—	1,659,238
U.S. Treasury Notes’	10,348,248	—	—	10,348,248

The Frontier Fund

Notes to Financial Statements—(Continued)

March 31, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Graham Series
U.S. Treasury Notes	2,828,433	—	—	2,828,433
Long Only Series
Swap/Option Contracts	—	702,059	—	702,059
U.S. Treasury Notes	3,588,124	—	—	3,588,124
Long Short Series
Open Trade Equity	34,346,656	134,633	—	34,481,289
U.S. Treasury Notes	29,803,183	—	—	29,803,183
Managed Futures Index Series
U.S. Treasury Notes	324,548	—	—	324,548
Frontier Funds Total
Open Trade Equity	$32,110,074	$(77,236)	$—	$32,032,838
Swap/Option Contracts	—	2,361,297	50,957,321	53,318,618
U.S. Treasury Notes	230,317,220	—	—	230,317,220

Total Financial Assets	$262,427,294	$2,284,061	$50,957,321	$315,668,676

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap/Option Contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the consolidated statement of operations.

Swap/Option Contracts
Balance of recurring Level 3 assets as of January 1, 2008	$47,241,459
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
included in earnings-unrealized	3,715,862
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements, net	—
Transfers in and/or out of Level 3	—

Balance or recurring Level 3 assets as of March 31, 2008	$50,957,321

There are no assets recorded at fair value on a nonrecurring basis.

4. Swaps

In addition to authorizing Trading Advisors to manage pre-determined investment levels of futures and forward contracts, certain Series of the Trust will strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities.

Each Series’ investment in Swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. For the Balanced Series, Campbell/Graham Series and Currency Series the Swaps serve to diversify the investment holdings of each Series and to provide access to programs and advisors that would not be otherwise available to the Series, and are not used for hedging purposes.

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2008, approximately 12% of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

The Balanced Series, Campbell/Graham Series and Currency Series strategically invest assets in one or more Swaps linked to certain underlying investments or indices at the direction of the Managing Owner. The Trading Company in which the assets of these Series will be invested will not own any of the investments or indices referenced by any Swap entered into by these Series. In addition, neither the swap counterparty to the

The Frontier Fund

Notes to Financial Statements—(Continued)

Trading Company of these Series nor any advisor referenced by any such Swap is a Trading Advisor to these Series.

The Long Only Commodity Series, through the Trading Company in which the assets of the Long Only Commodity Series have been allocated, have entered into various Swaps with one or more swap counterparties. The Swaps enable the Long Only Commodity Series to earn returns similar to returns (less the fees and expenses of the Long Only Commodities Series, including the expenses associated with the Swaps) of the Reuters/Jefferies CRB Index, or the RJ/CRB Index, and the Jefferies Commodity Performance Index, or the JCPI. Specifically, the Trading Company, which will hold the assets allocable to the Long Only Commodity Series, will enter into Swaps linked to the RJ/CRB Index and the JCPI at the direction of the Managing Owner.

The Trust has invested in the following Swaps as of March 31, 2008:

	Option Basket Balanced Series	Campbell Fund, LTD.	FX Concepts Global Currency Program	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index
Series:	Balanced	Campbell/ Graham	Currency	Long Only	Long Only
Counterparty	Company A	Company A	Company B	Company C	Company C
Notional Amount	$69,601,073	$15,000,000	$11,500,000	$3,000,000	$3,000,000
Termination Date	November 6, 2012	October 9, 2009	February 4, 2009	February 27, 2009	February 27, 2009
Counterparty Fee—% annualized	3.44%	0.2%	0.05%	0.5%	1.0%

Investee Returns	Total Return	Total Return	Total Return	Total Return	Total Return
Realized Gain / (Loss)	$ —	$ —	$ 822,649	$208,438	$285,351
Unrealized Gain / (Loss)	$ 3,496,302	$ 219,560	$ —	$ —	$ —
Fair Value 03/31/2008	$35,825,697	$15,131,624	$1,659,238	$310,576	$391,483

The Frontier Fund

Notes to Financial Statements—(Continued)

5. Investments in Unconsolidated Trading Companies

The following table summarizes the Balanced Series, Winton Series, Campbell/Graham Series, Graham Series and Managed Futures Index Series investments in unconsolidated Trading Companies as of March 31, 2008, and December 31, 2007. These investments represent cash and open trade equity invested in the Trading Companies by the Series and cumulative trading profits or losses allocated to the Series by the Trading Companies. Trading Companies allocate trading profits or losses on the basis of the proportion of each Series’ capital allocated for trading to each respective Trading Company, including both cash and notional funds, which bears no relationship to the amount of cash invested by the Series in the Trading Company.

	As of March 31, 2008		As of December 31, 2007
Trading Company	Percentage of Series Net Assets Invested in Trading Co.	Fair Value	Percentage of Series Net Assets Invested in Trading Co.	Fair Value
Balanced Series -
Frontier Trading Company VII, LLC	2.76%	$7,076,510	1.65%	$4,238,348

Winton Series -
Frontier Trading Company II LLC	4.54%	$2,877,501	10.07%	$4,637,121

Campbell/Graham Series
Frontier Trading Company VI LLC	30.58%	$19,309,755	29.92%	$18,353,523

Graham Series -
Frontier Trading Company V LLC	58.16%	$6,031,381	60.69%	$4,775,554

Managed Futures Index Series-
Frontier Trading Company IX, LLC	63.81%	$758,238	66.26%	$634,400

(1)	Not meaningful. (Accumulated negative trading results and fees have exceeded investment)

The Frontier Fund

Notes to Financial Statements—(Continued)

The following tables summarize the Balanced Series, Winton Series, Campbell/Graham Series, Graham Series and Managed Futures Index Series equity in earnings from Trading Companies for the three months ended March 31, 2008, and 2007.

	Three Months Ended March 31, 2008				Three Months Ended March 31, 2007
Trading Company	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)	Trading Commissions	Realized Loss	Change in Unrealized Gain (Loss)	Net Income (Loss)
Balanced Series – Frontier Trading Company VII, LLC	$(269,115)	$(32,476,467)	$35,663,138	$2,917,556	$(64,326)	$312,936	$(1,362,373)$	(1,113,763)

Winton Series - Frontier Trading Company II LLC	$(34,939)	$6,825,921	$(1,092,707)	$5,698,275	$(8,763)	$(405,642)	$(176,939)	$(591,344)

Campbell/Graham Series - Frontier Trading Company VI LLC	$(9,430)	$425,842	$172,890	$589,302	$(64,297)	$(3,037,201)	$(2,268,631)	$(5,370,129)

Graham Series - Frontier Trading Company V LLC	$(12,400)	$1,078,826	$125,490	$1,191,916	$(14,904)	$(311,330)	$(313,477)	$(639,711)

Managed Futures Index Series - Frontier Trading Company IX, LLC	$(974)	$113,254	$(10,999)	$101,281	—	—	—	—

The Frontier Fund

Notes to Financial Statements—(Continued)

The statements of financial condition as of March 31, 2008, and December 31, 2007, for the unconsolidated Trading Companies are as follows:

Statements of Financial Condition – March 31, 2008	Frontier Trading Company II LLC	Frontier Trading Company V LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX, LLC
Cash held at futures commodities merchants	$13,536,000	$16,862,886	$17,315,971	$3,753,090
Open trade equity / (deficit)	(744,250)	335,209	(698,695)	(12,954)
Swaps	—	—	15,131,624	—

Total Assets	$12,791,750	$17,198,094	$31,748,900	$3,740,136

Members’ equity	$12,791,750	$17,198,094	$31,748,900	$3,740,136

Statements of Financial Condition – December 31, 2007	Frontier Trading Company II LLC	Frontier Trading Company V LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX, LLC
Cash held at futures commodities merchants	$9,924,146	$12,761,730	$13,863,217	$2,576,122
Open trade equity	970,867	(96,656)	(1,481,122)	50,316
Swaps	—	—	14,912,063	—

Total Assets	$10,895,013	$12,665,074	$27,294,158	$2,626,438

Members’ equity	$10,895,013	$12,665,074	$27,294,158	$2,626,438

The statements of income for the three months ended March 31, 2008 and 2007, for the unconsolidated Trading Companies are as follows:

Statements of Income – For the Three Months Ended March 31, 2008	Frontier Trading Company II LLC	Frontier Trading Company IV LLC	Frontier Trading Company V LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX, LLC
Interest income	$115,555	$—	$122,787	$139,410	$28,186
Net realized gain (loss) on investments, less commissions	12,564,303	—	3,973,923	1,119,344	1,215,277
Change in open trade equity	(1,715,097)	—	431,921	782,480	(63,268)

Net income (loss)	$10,964,761	—	$4,528,631	$2,041,234	$1,180,195

Statements of Income – For the Three Months Ended March 31, 2007	Frontier Trading Company II LLC	Frontier Trading Company IV LLC	Frontier Trading Company V LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX, LLC
Interest income	$112,330	$18,907	$171,853	$220,337	$—
Net realized gain (loss) on investments, less commissions	(2,391,621)	(757,685)	(2,598,985)	(2,302,521)	—
Change in open trade equity	(295,481)	(225,356)	(1,163,058)	(3,405,367)	—

Net income (loss)	$(2,574,772)	$(964,134)	$(3,590,190)	$(5,487,551)	$—

The Frontier Fund

Notes to Financial Statements—(Continued)

6. Transactions with Affiliates

The Managing Owner contributes funds to the Trust in order to have a 1% interest in the aggregate capital, profits and losses of all Series and in return will receive units designated as general units in the Series in which the Managing Owner invests such funds. The general units may only be purchased by the Managing Owner and may be subject to no advisory fees or advisory fees at reduced rates. Otherwise, the general units hold the same rights as the limited units. The Managing Owner is required to maintain at least a 1% interest (“Minimum Purchase Commitment”) in the aggregate capital, profits and losses of all Series so long as it is acting as the Managing Owner of the Trust. Such contribution was made by the Managing Owner before trading commenced for the Trust and will be maintained throughout the existence of the Trust, and the Managing Owner will make such purchases as are necessary to effect this requirement. Additionally, during 2006, the Managing Owner agreed with certain regulatory bodies to maintain a 1% interest specifically in the Balanced Series Class 1a Units and Balanced Series Class 2a Units, aggregated, and each of the Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series. The 1% interest in these specific Series is included in computing the Minimum Purchase Commitment in aggregate capital. In addition to the General Units the Managing Owner receives in respect of its Minimum Purchase Commitment, the Managing Owner may purchase Limited Units in any Series as a Limited Owner. All Units purchased by the Managing Owner are held for investment purposes only and not for resale.

The Trust has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Trust and the Directors or Officers of the Managing Owner.

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

The following table summarizes the Balanced Series advances to and reductions from other Series of the Trust for the three month period ending March 31, 2008.

	Three Months Ending March 31, 2008
Name of Series	Amount of Investment January 1, 2008	Additions During Period	Reductions During Period	Amount of Investment March 31, 2008	Earnings in Investments in Inter-Series Receivables Net P/L for the Period	Amount of Dividends or Interest	Value March 31, 2008
Currency Series	$4,535,784	$0	$0	4,535,784	299,184	—	4,834,968

				4,535,784	299,184	—	4,834,968

Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets, calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Winton Series, Currency Series, Long Only Commodity Series and the Managed

The Frontier Fund

Notes to Financial Statements—(Continued)

Futures Index Series, 2.5% for the Graham Series and Campbell/Graham Series, and 3.5% for the Long/Short Commodity Series. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

Each Series pays to the Managing Owner a monthly trading fee, currently equal to 1/12th of 0.50% of such Series’ Net Asset Value, calculated daily.

Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly as described in the Prospectus. Because the Balanced Series, Campbell/Graham Series and Long/Short Commodity Series each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Balanced Series, Campbell/Graham Series or the Long/Short Commodity Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee percentage is 25% for the Balanced, 20% for the Winton Series, Currency Series, Graham Series, Campbell/Graham Series and Long/Short Commodity Series. There is no incentive fee for the Long Only Commodity Series or the Managed Futures Index Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

In addition, with respect to Class 1 of each Series, the Series pays monthly to the Managing Owner a service fee at an annualized rate of up to 3.0% (2% for the Long Only Commodity Series and Managed Futures Index Series), which the Managing Owner pays to selling agents of the Trust.

The following table summarizes fees paid or payable to the Managing Owner for the three months ended March 31, 2008.

Series:	Management Fee	Trading (FCM) Fee	Incentive Fee	Service Fee
Balanced	$387,518	$491,692	$4,136,299	$1,556,428
Winton	225,065	56,085	980,800	320,616
Campbell/Graham	345,761	95,999	438,930	421,368
Currency	38,639	24,823	—	78,223
Graham	53,107	10,591	189,901	51,620
Long Only Commodity	17,559	7,028	—	26,147
Long/Short Commodity	269,678	40,760	565,583	258,770
Managed Futures Index	4,930	1,232	—	3,814

The following table summarizes fees payable to the Managing Owner as of March 31, 2008.

Series:	Management Fee	Trading (FCM) Fee	Incentive Fee	Service Fee
Balanced	$139,191	$170,017	$2,651,075	$422,041
Winton	75,837	18,969	1,025,517	31,623
Campbell/Graham	122,253	30,870	455,392	105,941
Currency	14,249	8,589	—	12,286
Graham	19,362	3,872	225,848	12,859
Long Only Commodity	6,249	2,503	—	7,900
Long/Short Commodity	95,737	13,677	567,125	48,222
Managed Futures Index	1,764	441	—	808

The Frontier Fund

Notes to Financial Statements—(Continued)

With respect to the service fees, the initial service fee (for the first 12 months) relating to a sale of the Units is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale. Since the Managing Owner is prepaying the initial service fee for the first year and is being reimbursed therefor by the Series monthly in arrears based upon a corresponding percentage of net asset value, it bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof which may result from variations in net asset value over the following 12 months. For the three months ended March 31, 2008, due to variations in net asset values, amounts paid or payable to the Managing Owner for the difference in monthly service fees from the prepaid initial service fees was $25,228 for the Balanced Series, $11,993 for the Campbell Graham Series, $2,792 for the Currency Series, $1,522 for the Graham Series, $1,658 for the Long Only Commodity Series and $36,964 for the Winton Series. For the three months ended March 31, 2008, amounts received or receivable from the Managing Owner for the difference in monthly service fees from prepaid initial service fees was $757 for the Managed Futures Index Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham Series, Currency Series and Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. During the three months ended March 31, 2008, the Trust paid $1,813,166 of such interest income to the Managing Owner.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the net asset value of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $272,667 for the three months ended March 31, 2008. Additionally, The Bornhoft Group Corporation provides office space to the Managing Owner, prorates office expenses, and advances certain direct expenses on behalf of the Managing Owner. Under this agreement, the Managing Owner reimbursed The Bornhoft Group Corporation $111,273 for the three months ended March 31, 2008.

Solon Capital, LLC, an affiliate of the Trust, serves as wholesaler of the Trust by marketing to broker/dealer organizations. For these services, the Managing Owner paid Solon Capital, LLC, $490,800 for the three months ended March 31, 2008.

7. Financial Highlights

The following information presents the financial highlights of the Fund for the three months ended March 31, 2008 and 2007. This data has been derived from information presented in the financial statements.

	Balanced Series				Winton Series
	Class 1	Class 1a	Class 2	Class 2a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2008	$101.46	$90.90	$112.00	$95.47	$113.83	$118.61
Net operating results:
Interest income	0.29	0.26	0.32	0.27	0.31	0.32
Expenses	(2.85)	(2.55)	(2.29)	(1.95)	(3.73)	(2.95)
Net gain/(loss) on investments, net of minority interests	9.07	8.07	10.05	8.51	14.19	14.82
Net income	6.51	5.78	8.08	6.83	10.77	12.19
Net asset value, March 31, 2008	$107.97	$96.68	$120.08	$102.30	$124.60	$130.80

Ratios to average net assets (3)
Net investment gain/(loss)	-9.85%	-9.85%	-6.82%	-6.82%	-11.36%	-8.37%
Expenses before incentive fees	4.42%	4.42%	1.39%	1.39%	5.08%	2.09%
Expenses after incentive fees	10.96%	10.96%	7.93%	7.93%	12.38%	9.39%
Total return before incentive fees (2)	7.89%	7.49%	8.69%	7.96%	10.35%	11.54%
Total return after incentive fees (2)	6.26%	5.86%	7.06%	6.33%	8.53%	9.72%

	Campbell/Graham Series		Currency		Graham Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2008	$91.90	$100.20	$100.66	$111.00	$95.04	$104.37
Net operating results:
Interest income	0.25	0.27	0.38	0.42	0.24	0.27
Expenses	(2.04)	(1.46)	(1.35)	(0.64)	(3.36)	(2.94)
Net gain/(loss) on investments, net of minority interests	6.53	7.13	6.81	7.54	13.95	15.44
Net income	4.74	5.94	5.84	7.32	10.83	12.77
Net asset value, March 31, 2008	$96.64	$106.14	$106.50	$118.32	$105.87	$117.14

Ratios to average net assets (3)
Net investment gain/(loss)	-7.63%	-4.63%	-3.78%	-0.77%	-12.53%	-9.76%
Expenses before incentive fees	5.86%	2.85%	5.28%	2.26%	5.47%	2.69%
Expenses after incentive fees	8.69%	5.69%	5.28%	2.26%	13.50%	10.73%
Total return before incentive fees (2)	5.78%	6.41%	5.85%	6.53%	12.19%	13.29%
Total return after incentive fees (2)	5.07%	5.71%	5.85%	6.53%	10.19%	11.28%

	Long Only		Long/Short		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2008	$110.79	$115.04	$101.47	$107.19	$100.59	$104.42
Net operating results:
Interest income	0.68	0.71	0.61	0.64	0.62	0.64
Expenses	(1.12)	(0.55)	(3.25)	(2.59)	(1.15)	(0.62)
Net gain/(loss) on investments, net of minority interests	11.93	12.40	10.42	11.03	11.08	11.51
Net income	11.49	12.56	7.78	9.08	10.55	11.53
Net asset value, March 31, 2008	$122.28	$127.60	$109.25	$116.27	$111.14	$115.95

Ratios to average net assets (3)
Net investment gain/(loss)	-1.48%	0.52%	-9.82%	-6.83%	-1.93%	0.07%
Expenses before incentive fees	3.77%	1.77%	6.22%	3.22%	4.18%	2.18%
Expenses after incentive fees	3.77%	1.77%	12.08%	9.08%	4.18%	2.18%
Total return before incentive fees (2)	9.42%	9.79%	8.37%	8.99%	9.28%	10.01%
Total return after incentive fees (2)	9.42%	9.79%	6.91%	7.53%	9.28%	10.01%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

	Balanced Series					Winton Series
	Class 1	Class 1a	Class 2		Class 2a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2007	$106.66	$95.97	$114.24		$97.88	$105.65	$106.81
Net operating results:
Interest income	0.64	0.58	0.69		0.59	0.69	0.71
Expenses	(1.57)	(1.41)	(0.85)		(0.72)	(1.21)	(0.51)
Net gain/(loss) on investments, net of minority interests	(5.80)	(5.29)	(6.24)		(5.49)	(9.76)	(9.87)
Net income	(6.73)	(6.12)	(6.40)		(5.62)	(10.28)	(9.67)
Net asset value, March 31, 2007	$99.93	$89.85	$107.84		$92.26	$95.37	$97.14

Ratios to average net assets (3)
Net investment gain/(loss)	-3.57%	-3.57%	-0.56%		-0.56%	-2.08%	0.75%
Expenses before incentive fees	3.90%	3.90%	0.89%		0.89%	4.94%	2.12%
Expenses after incentive fees	6.03%	6.03%	3.02%		3.02%	4.83%	2.00%
Total return before incentive fees (2)	-5.97%	-6.24%	-5.36%		-5.88%	-18.33%	-12.24%
Total return after incentive fees (2)	-6.50%	-6.77%	-5.89%		-6.41%	-18.30%	-12.21%

	Campbell/Graham Series		Currency			Graham Series
	Class 1	Class 2	Class 1		Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2007	$96.27	$101.86	$101.16		$108.23	$84.70	$90.25
Net operating results:
Interest income	0.65	0.70	0.70		0.75	0.61	0.66
Expenses	(1.34)	(0.69)	(1.04)		(0.31)	(1.43)	(0.88)
Net gain/(loss) on investments, net of minority interests	(8.32)	(8.85)	(2.68)		(2.88)	(8.15)	(8.74)
Net income	(9.01)	(8.84)	(3.02	) #	(2.44)	(8.97)	(8.96)
Net asset value, March 31, 2007	$87.26	$93.02	$98.14		$105.79	$75.73	$81.29

Ratios to average net assets (3)
Net investment gain/(loss)	-3.00%	0.01%	-1.37%		1.64%	-4.04%	-1.01%
Expenses before incentive fees	5.58%	2.58%	4.23%		1.22%	7.06%	4.03%
Expenses after incentive fees	5.80%	2.79%	4.19%		1.18%	7.06%	4.03%
Total return before incentive fees (2)	-9.72%	-4.47%	-3.03%		-0.12%	-10.84%	-5.94%
Total return after incentive fees (2)	-9.78%	-4.52%	-3.02%		-0.11%	-10.84%	-5.94%

	Long Only		Long/Short			Managed Futures Index
	Class 1	Class 2	Class 1		Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2007	$95.45	$97.13	$100.42		$102.93	$96.75	$98.43
Net operating results:
Interest income	0.85	0.88	0.94		0.96	0.88	0.90
Expenses	(0.86)	(0.41)	(2.32)		(1.62)	(1.06)	(0.60)
Net gain/(loss) on investments, net of minority interests	3.43	3.51	1.99		2.06	(6.51)	(6.65)
Net income	3.42	3.98	0.61		1.40	(6.69)	(6.35)
Net asset value, March 31, 2007	$98.87	$101.11	$101.03		$104.33	$90.06	$92.08

Ratios to average net assets (3)
Net investment gain/(loss)	-0.04%	1.96%	-5.55%		-2.55%	-0.75%	1.25%
Expenses before incentive fees	3.68%	1.68%	7.34%		4.34%	4.51%	2.51%
Expenses after incentive fees	3.68%	1.68%	9.31%		6.32%	4.51%	2.51%
Total return before incentive fees (2)	3.97%	0.05%	1.18%		1.84%	-7.07%	-0.04%
Total return after incentive fees (2)	3.97%	0.05%	0.69%		1.35%	-7.07%	-0.04%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

8. Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. Each Trading Company trades in futures, forward and Swaps and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions held by a Trading Company in respect of any Series at the same time, and if the Trading Advisor(s) of such Trading Company are unable to offset such futures interests positions, such Trading Company could lose all of its assets and the holders of Units of such Series would realize a 100% loss. The Managing Owner seeks to minimize market risk through real-time monitoring of open positions and the level of diversification of each Trading Advisor’s portfolio. It is anticipated that any Trading Advisor’s margin-to-equity ratio will typically not exceed approximately 35% although the actual ratio could be higher or lower from time to time.

In addition to market risk, trading futures, forward contracts and Swaps entails credit risk in that a counterparty will not be able to meet its obligations to a Trading Company. The counterparty for futures contracts traded in the U.S. and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. Some non-U.S. exchanges, in contrast to U.S. exchanges are principals’ markets in which performance is the responsibility only of the individual counterparty with whom the Trading Company has entered into the transaction with and not of the exchange or clearing corporation. In these kinds of markets, there is risk of bankruptcy or other failure or refusal to perform by the counterparty.

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

To manage the counterparty credit risk associated with all cash management and trading counterparties with whom the Trust does business, the Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. See Item 2, Management’s Discussion And analysis of Financial Condition and Results of Operations, Off-Balance Sheet Risk.

9. Subsequent Events

The Winton Series became fully subscribed for all authorized units as of April 29, 2008. No additional subscriptions can be accepted until additional units are registered.

On April 15, 2008, the Winton Series’ assets invested in Trading Company II, LLC surpassed the assets of the Balanced Series invested in Trading Company II, LLC. This will result in the Winton Series replacing the Balanced Series as the consolidating entity of Trading Company II, LLC for financial results after this date.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and tables should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and the 2007 Annual Report on Form 10-K for the year ended December 31, 2007.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the futures commission merchants in accordance with CFTC segregation requirements. At March 31, 2008, cash deposited at the clearing brokers was $62,302,057 for the Balanced Series, $16,862,885 for the Campbell/Graham Series, $1,273,999 for the Currency Series and a liability to futures commission merchants of $25,410,706 for the Long/Short Commodity Series (which is exceeded by open trade equity at the futures commission merchants). The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each week. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress of the U.S. or any certificate of deposit for any of the foregoing, including U.S. Treasury bonds, U.S. Treasury bills and issues of agencies of the U.S. government, and certain cash equivalents such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham Series, Currency Series and Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 20% of the Trust’s assets are expected to be committed as required margin for futures contracts and forward and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forwards and Swaps. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets may be held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short term investments, such as money market funds, certificates of deposit (under nine months) and time deposits and held by the futures commodity merchants, the over-the-counter counterparties and by U.S. Federally chartered banks. Including cash held at US Bank, total cash and cash equivalents held at these institutions were $39,715,808 for the Balanced Series, $25,087,312 for the Winton Series, $7,332,361 for the Campbell/Graham Series, $3,862,676 for the Currency Series, $1,623,316 for the Graham Series, $1,649,745 for the Long Only Commodity Series, $11,990,163 for the Long/Short Commodity Series and $175,332 for the Managed Futures Index Series.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Market Conditions for Three Months Ended March 31, 2008

January 2008

Interest Rates

In response to widespread fear of a U.S. recession, interest rate futures on both sides of the Atlantic and across the entire curve climbed steadily for most of the month. The U.S. Federal Reserve cut the Fed Funds rate by 1.25% during January after the release of weaker than expected U.S. growth statistics and amid concerns that more debt write-offs are on the horizon. A late-month pullback after very high volatility, particularly in the European rate futures, was not enough to counter the significant increase in futures prices during the beginning of the month.

Currencies

The Federal Reserve’s rate cuts, which brought the Fed Funds rate down to 3%, contributed to the decline of the U.S. Dollar Index which finished the month down 2%. The Euro and the Japanese Yen strengthened against the U.S. Dollar, finishing up 1.9% and 5% respectively. The British Pound finished the month nearly unchanged against the U.S. Dollar.

Stock Indices

Widespread fear of a U.S. recession contributed to steep declines in all major U.S. Stock Market indices in January. The Dow Jones Industrial Average (DJIA) fell precipitously the first part of the month, finishing at 12,650, down 4.6%. The S&P 500 index and the NASDAQ Composite finished down 6.0% and 9.9% respectively. Stock indices in Europe and Asia also fell significantly during January. DAX index futures fell 15%, CAC-40 futures were down 13.2% and FTSE Index futures were lower by 9.3%. Nikkei index futures dropped as well, finishing lower by 11%.

Energy

After setting a new all-time intraday high of $99.77/bbl on January 3rd, March crude oil futures reversed course, finishing down 4.2% at $91.75/bbl after reports of larger than expected increases in crude oil and gasoline inventories. Gasoline and heating oil futures for March delivery also dropped during the month, finishing lower by 6.5% and 4.1% respectively. Natural gas futures prices finished higher by 7.4%.

Metals

Gold futures prices soared to a record high after the Federal Reserve’s rate cuts in January, which boosted the metal’s appeal as a stable investment. Gold futures gained 9.9% during January and surged to an all-time high of $942/oz on January 30th, finishing at $928/oz for the month. Silver futures also strengthened during the month and reached a new 25-year intraday high, finishing up 13.9%. Platinum and Copper futures finished up 14% and 8.5% respectively.

Commodities

Soybean and corn futures continued their upward paths, finishing higher by 5% and 10% respectively. Wheat also strengthened, finishing higher by 5%. Coffee and cocoa futures gained during the latter part of January, settling up 1.4% and 14.3%. Live cattle futures dropped sharply during the first part of the month, finishing down 4.3%.

February 2008

Interest Rates

After declining for most of the month, U.S. interest rate futures across the entire curve shot upwards in the last few trading sessions to finish mixed for the month. European interest rate futures behaved similarly.

Currencies

The U.S. Dollar Index plummeted even further in February and finished down 2.2% at another new record low monthly close. The Euro and the Australian Dollar strengthened against the U.S. Dollar, finishing up 2.1% and 4.3% respectively. The British Pound gained 0.1% against the U.S. Dollar, while the Canadian Dollar finished the month nearly unchanged against its U.S. counterpart.

Stock Indices

All major U.S. Stock Market indices continued to weaken in February. The DJIA finished at 12,266.4, down 3.0%. The S&P 500 Index and the NASDAQ Composite finished down 3.5% and 5.0% respectively. Stock indices in Europe fell as well in February. CAC-40 futures fell 2.8%, DAX index futures were down 3.2% but FTSE Index futures finished slightly higher.

Energy

In February, energy prices surged as investors sought refuge in commodities to offset a slowing economy and a declining U.S. dollar. Crude oil futures for April delivery hit a new all-time high on February 29th, finishing up 11.1% at $101.84/bbl. Natural gas and heating oil futures for March delivery also strengthened during the month, finishing higher by 16.0% and 11.9% respectively. Gasoline futures prices finished higher by 6.4%.

Metals

Gold futures continued to strengthen during February and surged to a new all-time high of $975/oz on February 29th, finishing up 5.1% for the month. Platinum and palladium futures prices also rallied to new all-time highs during the month, finishing up 25.5% and 44.9% respectively. Silver futures also strengthened, finishing up 16.5%.

Commodities

Soybean futures prices have rallied sharply since August of last year, resulting in the highest prices in three decades. Soybean futures for May delivery surged to an all-time high on February 29th, finishing up 18.9% for the month. Corn futures also continued their upward path, finishing 8.4% for February. Wheat futures strengthened as well and hit an all-time intraday high on February 27th, finishing the month up 14.9%. Coffee, sugar and cocoa futures also gained during the month, settling up 18.6%, 13.7% and 18.0%, respectively. Lean hog futures dropped sharply the latter part of February, finishing down 9.8%. Cotton futures rose to new all-time highs, finishing the month higher by 19.3%.

March 2008

Interest Rates

Weakening U.S. economic data led the U.S. Federal Reserve to lower its target for the Fed Funds rate by 75 basis points on March 18th. U.S. interest rate futures across the entire curve declined after the rate cut, to finish mixed for the month. European interest rate futures across the entire curve dropped precipitously during the latter part of March and finished lower for the month.

Currencies

The Federal Reserve’s rate cut in March, which brought the Fed Funds rate down to 2.25%, contributed to further weaken the U.S. Dollar Index. The U.S. Dollar Index which measures the performance of the U.S. Dollar against a basket of currencies, finished down 2.6% at another new record low monthly close. The Euro reached a new all time high against the U.S. Dollar, finishing up 4.0%. The Japanese Yen also strengthened against the U.S. Dollar, finishing up 4.1%. The Canadian Dollar and the Australian Dollar weakened against their U.S. counterpart, finishing down 3.7% and 1.9% respectively.

Stock Indices

The DJIA weakened in the beginning of March, but recouped some of the loss to finish nearly unchanged. The S&P 500 Index finished down 0.6% and NASDAQ Composite finished up 1.9%. Stock indices in Europe fell slightly in March. FTSE index futures dropped by 2.9%, CAC-40 futures fell 1.2% and DAX index futures finished lower by 2.3%.

Energy

Crude oil futures hit a new intra-day high on March 17th, but later pulled back after several days of high volatility to finish the month nearly unchanged. Gasoline futures prices also experienced high volatility mid-month, and finished lower by 2.2%. Natural gas and heating oil futures for May delivery strengthened, finishing up 7.3% and 4.7% respectively.

Metals

The combination of a declining U.S. dollar, low interest rates and surging inflation have been contributing to the rise in gold futures prices during the last couple of months. After hitting a new intra-day high on March 17th, gold futures for June delivery tumbled the latter part of the month, finishing down 6.0% at $921.50/oz. Other precious metals futures prices also dropped after lower than expected U.S. interest rate cuts. Silver futures for May delivery fell 13.1% and platinum futures for July delivery finished down 6.6%. Copper futures finished the month nearly unchanged.

Commodities

Corn futures continued to strengthen in March, finishing higher by 1.9%. Soybean futures, which have been on an upward path since August of last year, dropped precipitously in March to finish lower by 22.08%. Wheat futures for May delivery also weakened, finishing down 14.5%. Coffee, sugar and cocoa futures followed the same path, finishing lower by 23.6%, 20.0% and 16.4% respectively. After reaching new all time highs on March 5th, cotton futures also dropped sharply during the latter part of the month, finishing down 15.3%. Lean hog futures and live cattle futures also finished lower by 11.0% and 8.0% respectively.

Market Conditions for Three Months Ended March 31, 2007

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

Currencies

The U.S. Dollar (the “Dollar”) started the month strongly, but then fell into a narrow trading range for the remainder of January. The British Pound gained 0.3%, the Japanese Yen was down 1.3%, and the Euro decreased 1.3% against the Dollar. The Canadian Dollar fell by 1.0% against the Dollar and gained 0.3% against the Euro.

Stock Indices

Stock markets continued the upward trend that began last June. The S&P 500 finished the month up 1.4% and the NASDAQ Composite was higher by 2%. The blue-chip Dow Jones Industrial Index continued to set new all-time highs during January, culminating with an intraday high of 12,657 and finishing the month up 1.3% at 12,621. In Europe, futures on the German DAX finished the month up just over 3% while French CAC-40 futures were up 0.6%. Japanese Nikkei 225 futures finished the month higher by nearly 1%.

Energy

The petroleum markets went into a tailspin the first half of the month and finished lower despite a sharp recovery in the second half of January. After being down nearly 18% in the middle of the month, crude oil finished the month lower by 6.8% at $58.14. Heating oil was little changed, but gasoline blendstock lost 6.5%. Colder weather swept through much of the U.S., driving natural gas futures higher by 17.9%.

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

Currencies

The Dollar moved steadily downward against most major currencies in February, with the sole exception being the British Pound, which was only slightly lower. The Japanese Yen was up 1.8% and the Euro increased 1.5% against the Dollar. The Canadian Dollar climbed 0.6% against the U.S Dollar and fell 0.9% against the Euro.

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

Currencies

The U.S. Dollar continued to fall in March, finishing down 0.8% as measured by the Dollar Index (a benchmark that measures the Dollar’s value against a basket of foreign currencies). The Japanese Yen was up 0.6% and the Euro increased nearly 1% against the Dollar. The Canadian Dollar climbed 1.4% against the Dollar and 0.4% against the Euro.

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

Balanced Series

2008

The Balanced Series – Class 1 Net Asset Value gained 6.4% for the three months ended March 31, 2008, net of fees and expenses; the Balanced Series – Class 1a Net Asset Value gained 6.4% for the three months ended March 31, 2008, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value gained 7.2% for the three months ended March 31, 2008, net of fees and expenses; the Balanced Series – Class 2a Net Asset Value gained 7.2% for the three months ended March 31, 2008, net of fees and expenses.

For the three months ended March 31, 2008, the Balanced Series recorded net gain on investments of $28,484,724, net interest of $698,149, and total expenses of $6,571,937, resulting in a net increase in Owners’ capital from operations of $16,222,078 after minority interests of ($6,388,858). The Net Asset Value per Unit, Class 1, increased from $101.46 at December 31, 2007, to $107.97 at March 31, 2008. For Class 1a, the Net Asset Value per Unit increased from $90.90 at December 31, 2007, to $96.68 at March 31, 2008. The Net Asset Value per Unit, Class 2, increased from $112.00 at December 31, 2007, to $120.08 at March 31, 2008. For Class 2a, the Net Asset Value per Unit increased from $95.47 at December 31, 2007, to $102.30 at March 31, 2008. Total Class 1 subscriptions and redemptions for the three months were $2,749,637 and $18,629,627, respectively. Total Class 1a subscriptions and redemptions for the three month period were $125,553 and $339,417, respectively. Total Class 2 subscriptions and redemptions for the three months were $547,393 and $1,955,823, respectively. Total Class 2a subscriptions and redemptions for the three month period were $8,900 and $48,985, respectively. Ending capital at March 31, 2008, was $201,374,918 for Class 1, $5,778,741 for Class 1a, $47,814,080 for Class 2 and $1,296,816 for Class 2a. At December 31, 2007, ending capital was $204,740,748 for Class 1, $5,638,500 for Class 1a, $45,954,042 for Class 2 and $1,251,556 for Class 2a.

During 2007, the Balanced Series, through Frontier Trading Company I LLC, engaged in a fund option transaction, whereby the Balanced Series obtains exposure to the performance of additional commodity funds held by a counterparty to the option, for the purpose of further diversification among trading advisors and styles. The Trust does not have transparency to the underlying investments of these commodity funds, so the returns from this program cannot be characterized.

The Balanced Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2008. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Balanced Series

2007

The Balanced Series – Class 1 Net Asset Value lost 6.3% for the three months ended March 31, 2007, net of fees and expenses; the Balanced Series – Class 1a Net Asset Value lost 6.4% for the three months ended March 31, 2007, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value lost 5.6% for the three months ended March 31, 2007, net of fees and expenses; the Balanced Series – Class 2a Net Asset Value lost 5.7% for the three months ended March 31, 2007, net of fees and expenses.

For the three months ended March 31, 2007, the Balanced Series recorded net loss on investments of $21,852,053, net interest of $1,721,854, and total expenses of $3,840,692, resulting in a net decrease in Owners’ capital from operations of $17,983,838 after minority interests of $5,987,053. The Net Asset Value per Unit, Class 1, decreased from $106.66 at December 31, 2006, to $99.93 at March 31, 2007. For Class 1a, the Net Asset Value per Unit decreased from $95.97 at December 31, 2006, to $89.85 at March 31, 2007. The Net Asset Value per Unit, Class 2, decreased from $114.24 at December 31, 2006, to $107.84 at March 31, 2007. For Class 2a, the Net Asset Value per Unit decreased from $97.88 at December 31, 2006, to $92.26 at March 31, 2007. Total Class 1 subscriptions and redemptions for the three months were $18,470,547 and $7,863,599, respectively. Total Class 1a subscriptions and redemptions for the three month period were $1,198,422 and $347,304, respectively. Total Class 2 subscriptions and redemptions for the three months were $4,076,749 and $1,436,719, respectively. Total Class 2a subscriptions and redemptions for the three month period were $493,000 and $0, respectively. Ending capital at March 31, 2007, was $220,458,981 for Class 1, $4,752,263 for Class 1a, $48,301,155 for Class 2 and $1,101,831 for Class 2a. At December 31, 2006, ending capital was $224,559,900 for Class 1, $4,203,865 for Class 1a, $48,581,401 for Class 2 and $661,806 for Class 2a.

The Balanced Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2007. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Balanced Series

Winton Series (Formerly the Beach Series)

2008

The Winton Series – Class 1 Net Asset Value gained 9.5% for the three months ended March 31, 2008, net of fees and expenses; the Winton Series – Class 2 Net Asset Value gained 10.3% for the three months ended March 31, 2008, net of fees and expenses.

For the three months ended March 31, 2008, the Winton Series recorded net gain on investments of $6,177,411, net interest of $136,321, and total expenses of $1,582,566, resulting in a net increase in Owners’ capital from operations of $4,731,166. The Net Asset Value per Unit, Class 1, increased from $113.83 at December 31, 2007, to $124.60 as of March 31, 2008. The Net Asset Value per Unit, Class 2, increased from $118.61 at December 31, 2007, to $130.80 as of March 31, 2008. Total Class 1 subscriptions for the three months were $13,491,585 and redemptions were $756,130. Total Class 2 subscriptions and redemptions for the three month period were $0, and $176,925, respectively. Ending capital at March 31, 2008, was $52,065,052 for Class 1 and $11,263,805 for Class 2. Ending capital at December 31, 2007, was $35,664,260 for Class 1 and $10,374,901 for Class 2.

The Winton Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2008. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Winton Series

2007

The Winton Series – Class 1 Net Asset Value lost 9.7% for the three months ended March 31, 2007, net of fees and expenses; the Winton Series – Class 2 Net Asset Value lost 9.1% for the three months ended March 31, 2007, net of fees and expenses.

For the three months ended March 31, 2007, the Winton Series recorded net loss on investments of $591,344, net interest of $24,323, and total expenses of $37,381, resulting in a net decrease in Owners’ capital from operations of $604,402. The Net Asset Value per Unit, Class 1, decreased from $105.65 at December 31, 2006, to $95.37 as of March 31, 2007. The Net Asset Value per Unit, Class 2, decreased from $106.81 at December 31, 2006, to $97.14 as of March 31, 2007. Total Class 1 subscriptions for the three months were $6,597,846 and redemptions were $6,000. Total Class 2 subscriptions and redemptions for the three month period were $1,628,036, and $43,326, respectively. Ending capital at March 31, 2007, was $6,436,414 for Class 1 and $1,783,385 for Class 2. Ending capital at December 31, 2006, was $356,924 for Class 1 and $290,721 for Class 2.

The Winton Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2007. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Winton Series

Campbell Graham Series

2008

The Campbell/Graham Series – Class 1 Net Asset Value gained 5.2% for the three months ended March 31, 2008, net of fees and expenses; the Campbell/Graham Series – Class 2 Net Asset Value gained 5.9% for the three months ended March 31, 2008, net of fees and expenses.

For the three months ended March 31, 2008, the Campbell/Graham Series recorded net gain on investments of $5,513,561, net interest of $164,140, and total expenses of $1,302,058, resulting in a net increase in Owners’ capital from operations of $3,183,727 after minority interests of ($1,191,916). The Net Asset Value per Unit, Class 1, increased from $91.90 at December 31, 2007, to $96.64 as of March 31, 2008. The Net Asset Value per Unit, Class 2, increased from $100.20 at December 31, 2007, to $106.14 as of March 31, 2008. Total Class 1 subscriptions for the three months ended March 31, 2008, were $2,515,788 and redemptions were $3,670,393. Total Class 2 subscriptions and redemptions for the three months ended March 31, 2008, were $189,658, and $416,213, respectively. Ending capital at March 31, 2008, was $57,228,336 for Class 1 and $5,925,135 for Class 2. Ending capital at December 31, 2007, was $55,530,902 for Class 1 and $5,820,002 for Class 2.

The Campbell/Graham Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2008. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Campbell/Graham Series

2007

The Campbell/Graham Series – Class 1 Net Asset Value lost 9.4% for the three months ended March 31, 2007, net of fees and expenses; the Campbell/Graham Series – Class 2 Net Asset Value lost 8.7% for the three months ended March 31, 2007, net of fees and expenses.

For the three months ended March 31, 2007, the Campbell/Graham Series recorded net loss on investments of $5,684,040, net interest of $437,970, and total expenses of $800,938, resulting in a net decrease in Owners’ capital from operations of $5,407,297 after minority interests of $639,711. The Net Asset Value per Unit, Class 1, decreased from $96.27 at December 31, 2006, to $87.26 as of March 31, 2007. The Net Asset Value per Unit, Class 2, decreased from $101.86 at December 31, 2006, to $93.02 as of March 31, 2007. Total Class 1 subscriptions for the three months ended March 31, 2007, were $4,348,954 and redemptions were $1,355,482. Total Class 2 subscriptions and redemptions for the three months ended March 31, 2007, were $316,813, and $213,058, respectively. Ending capital at December 31, 2006, was $47,077,062 for Class 1 and $6,806,349 for Class 2.

The Campbell/Graham Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2007. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Campbell/Graham Series

Currency Series

2008

The Currency Series – Class 1 Net Asset Value gained 5.8% for the three months ended March 31, 2008, net of fees and expenses; the Currency Series – Class 2 Net Asset Value gained 6.6% for the three months ended March 31, 2008, net of fees and expenses.

For the three months ended March 31, 2008, the Currency Series recorded net gain on investments of $763,317, net interest of $41,896, and total expenses of $141,686, resulting in a net increase in Owners’ capital from operations of $663,527. The Net Asset Value per Unit, Class 1, increased from $100.66 at December 31, 2007, to $106.50 as of March 31, 2008. The Net Asset Value per Unit, Class 2, increased from $111.00 at December 31, 2007, to $118.32 as of March 31, 2008. Total Class 1 subscriptions and redemptions for the three months ending March 31, 2008 were $1,374,313, and $351,972, respectively. Total Class 2 subscriptions and redemptions for the three months ending March 31, 2008, were $39,750 and $2,535, respectively. Ending capital at March 31, 2008, was $11,423,173 for Class 1 and $891,916 for Class 2. Ending capital at December 31, 2007, was $9,791,812 for Class 1 and $800,194 for Class 2.

All commodity interest positions of the Currency Series during 2008 were within the Currencies sector.

2007

The Currency Series – Class 1 Net Asset Value lost 3.0% for the three months ended March 31, 2007, net of fees and expenses; the Currency Series – Class 2 Net Asset Value lost 2.3% for the three months ended March 31, 2007, net of fees and expenses.

For the three months ended March 31, 2007, the Currency Series recorded net loss on investments of $245,566, net interest of $126,578, and total expenses of $105,717, resulting in a net decrease in Owners’ capital from operations of $224,705. The Net Asset Value per Unit, Class 1, decreased from $101.16 at December 31, 2006, to $98.14 as of March 31, 2007. The Net Asset Value per Unit, Class 2, decreased from $108.23 at December 31, 2006, to $105.79 as of March 31, 2007. Total Class 1 subscriptions and redemptions for the three months ending March 31, 2007, were $500,047, and $64,052, respectively. Total Class 2 subscriptions and redemptions for the three months ending March 31, 2007, were $36,500 and $15,981, respectively. Ending capital at March 31, 2007, was $7,114,985 for Class 1 and $503,451 for Class 2. Ending capital at December 31, 2006, was $6,891,891 for Class 1 and $494,736 for Class 2.

All commodity interest positions of the Currency Series during 2007 were within the Currencies sector.

Graham Series

2008

The Graham Series – Class 1 Net Asset Value gained 11.4% for the three months ended March 31, 2008, net of fees and expenses; the Graham Series – Class 2 Net Asset Value gained 12.2% for the three months ended March 31, 2008, net of fees and expenses.

For the three months ended March 31, 2008, the Graham Series recorded net gain on investments of $1,270,369, net interest of $22,996, and total expenses of $305,219, resulting in a net increase in Owners’ capital from operations of $988,146. The Net Asset Value per Unit, Class 1, increased from $95.04 at December 31, 2007, to $105.87 as of March 31, 2008. The Net Asset Value per Unit, Class 2, increased from $104.37 at December 31, 2007, to $117.14 as of March 31, 2008. Total Class 1 subscriptions and redemptions for the three months were $1,553,747 and $236,473, respectively. Total Class 2 subscriptions and redemptions for the three months ended March 31, 2008 were $214,181 and $19,479, respectively. Ending capital at March 31, 2008, was $8,138,891 for Class 1 and $2,230,214 for Class 2. Ending capital at December 31, 2007, was $6,060,207 for Class 1 and $1,808,776 for Class 2.

The Graham Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2008. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Graham Series

2007

The Graham Series – Class 1 Net Asset Value lost 10.6% for the three months ended March 31, 2007, net of fees and expenses; the Graham Series – Class 2 Net Asset Value lost 9.9% for the three months ended March 31, 2007, net of fees and expenses.

For the three months ended March 31, 2007, the Graham Series recorded net loss on investments of $715,851, net interest of $65,381, and total expenses of $127,405, resulting in a net decrease in Owners’ capital from operations of $777,875. The Net Asset Value per Unit, Class 1, decreased from $84.70 at December 31, 2006, to $75.73 as of March 31, 2007. The Net Asset Value per Unit, Class 2, decreased from $90.25 at December 31, 2006, to $81.29 as of March 31, 2007. Total Class 1 subscriptions and redemptions for the three months were $97,572 and $768,017, respectively. There were no Class 2 subscriptions for the three months ended March 31, 2007. Class 2 redemptions were $49,291 for the three month period. Ending capital at March 31, 2007, was $4,743,880 for Class 1 and $1,799,341 for Class 2. Ending capital at December 31, 2006, was $5,991,337 for Class 1 and $2,049,495 for Class 2.

The Graham Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2007. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Graham Series

Long Only Commodity Series

2008

The Long Only Commodity Series – Class 1 Net Asset Value gained 10.4% for the three months ended March 31, 2008, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value gained 10.9% for the three months ended March 31, 2008, net of fees and expenses.

For the three months ended March 31, 2008, the Long Only Commodity Series recorded net gain on investments of $546,225, net interest of $31,782, and total expenses of $50,734, resulting in a net increase in Owners’ capital from operations of $527,273. The Net Asset Value per Unit, Class 1, increased from $110.79 at December 31, 2007 to $122.28 as of March 31, 2008. The Net Asset Value per Unit, Class 2, increased from $115.04 at December 31, 2007, to $127.60 as of March 31, 2008. Total Class 1 subscriptions and redemptions for the three months were $438,726 and $106,470, respectively. Total Class 2 subscriptions and redemptions for the three months were $35,000 and $0, respectively. Ending capital at March 31, 2008, was $5,557,156 for Class 1 and $367,441 for Class 2. Ending capital at December 31, 2007, was $4,730,889 for Class 1 and $299,179 for Class 2.

The Long Only Commodity Series had exposure to long commodity interest positions within the Energies, Metals and Commodities sectors during 2008.

The Long Only Commodity Series invests approximately equally in the Jefferies Commodity Performance Index and the Reuters/Jefferies CRB Index. Since the Series invests only in such indices, no Sector Attributions charts for the Long Only Commodity Series are included.

2007

The Long Only Commodity Series – Class 1 Net Asset Value gained 3.6% for the three months ended March 31, 2007, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value gained 4.1% for the three months ended March 31, 2007, net of fees and expenses.

For the three months ended March 31, 2007, the Long Only Commodity Series recorded net gain on investments of $134,462, net interest of $131,455, and total expenses of $83,049, resulting in a net increase in Owners’ capital from operations of $182,868. The Net Asset Value per Unit, Class 1, increased from $95.45 at December 31, 2006 to $98.87 as of March 31, 2007. The Net Asset Value per Unit, Class 2, increased from $97.13 at December 31, 2006, to $101.11 as of March 31, 2007. Total Class 1 subscriptions and redemptions for the three months were $486,168 and $330,626, respectively. Total Class 2 subscriptions and redemptions for the three months were $121,253 and $13,225, respectively. Ending capital at March 31, 2007, was $4,655,030 for Class 1 and $228,273 for Class 2. Ending capital at December 31, 2006, was $4,321,464 for Class 1 and $115,401 for Class 2.

The Long Only Commodity Series had exposure to long commodity interest positions within the Energies, Metals and Commodities sectors during 2007.

The Long Only Commodity Series invests approximately equally in the Jefferies Commodity Performance Index and the Reuters/Jefferies CRB Index. Since the Series invests only in such indices, no Sector Attributions charts for the Long Only Commodity Series are included.

Long/Short Commodity Series

2008

The Long/Short Commodity Series – Class 1 Net Asset Value gained 7.7% for the three months ended March 31, 2008, net of fees and expenses; the Long/Short Commodity Series – Class 2 Net Asset Value gained 8.5% for the three months ended March 31, 2008, net of fees and expenses.

For the three months ended March 31, 2008, the Long/Short Commodity Series recorded net gain on investments of $6,531,549, net interest of $217,770, and total expenses of $1,134,791, resulting in a net decrease in Owners’ capital from operations of $2,696,972 after minority interests of ($2,917,556). The Net Asset Value per Unit, Class 1, increased from $101.47 at December 31, 2007, to $109.25 as of March 31, 2008. The Net Asset Value per Unit, Class 2, increased from $107.19 at December 31, 2007, to $116.27 as of March 31, 2008. Total Class 1 subscriptions and redemptions for the three months were $6,441,792 and $1,474,228, respectively. Total Class 2 subscriptions and redemptions for the three months were $648,631 and $119,900, respectively. Ending capital at March 31, 2008, was $38,451,692 for Class 1 and $4,493,211 for Class 2. Ending capital at December 31, 2007, was $31,092,746 for Class 1 and $3,658,890 for Class 2.

The Long/Short Commodity Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2008. Typically, the majority of the exposure is to the Energies, Metals and Commodities sectors. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Long/Short Commodity Series

2007

The Long/Short Commodity Series – Class 1 Net Asset Value gained 0.6% for the three months ended March 31, 2007, net of fees and expenses; the Long/Short Commodity Series – Class 2 Net Asset Value gained 1.4% for the three months ended March 31, 2007, net of fees and expenses.

For the three months ended March 31, 2007, the Long/Short Commodity Series recorded net loss on investments of $645,884, net interest of $212,997, and total expenses of $506,636, resulting in a net increase in Owners’ capital from operations of $174,240 after minority interests of $1,113,763. The Net Asset Value per Unit, Class 1, increased from $100.42 at December 31, 2006, to $101.03 as of March 31, 2007. The Net Asset Value per Unit, Class 2, increased from $102.93 at December 31, 2006, to $104.33 as of March 31, 2007. Total Class 1 subscriptions and redemptions for the three months were $3,774,775 and $678,841, respectively. Total Class 2 subscriptions and redemptions for the three months were $89,700 and $43,213, respectively. Ending capital at March 31, 2007, was $22,712,398 for Class 1 and $2,780,340 for Class 2. Ending capital at December 31, 2006, was $19,478,595 for Class 1 and $2,697,482 for Class 2.

The Long/Short Commodity Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2007. Typically, the majority of the exposure is to the Energies, Metals and Commodities sectors. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Long/Short Commodity Series

Managed Futures Index Series

2008

The Managed Futures Index Series – Class 1 Net Asset Value gained 10.5% for the three months ended March 31, 2008, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value gained 11.0% for the three months ended March 31, 2008, net of fees and expenses.

For the three months ended March 31, 2008 the Managed Futures Index Series recorded a net gain on investments of $111,545, net interest of $6,351, and total expenses of $9,976, resulting in a net increase in Owners’ capital from operations of $107,920. The Net Asset Value per Unit, Class 1, increased from $100.59 at December 31, 2007, to $111.14 as of March 31, 2008. The Net Asset Value per Unit, Class 2, increased from $104.42 at December 31, 2007, to $115.95 as of March 31, 2008. Total Class 1 subscriptions and redemptions for the three months were $208,304 and $90,316, respectively. Total Class 2 subscriptions and redemptions for the three months ended March 31, 2008 were $15,000 and $10,109, respectively. Ending capital at March 31, 2008, was $810,734 for Class 1 and $377,514 for Class 2. Ending capital at December 31, 2007, was $621,740 for Class 1 and $335,709 for Class 2.

The Managed Futures Index Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2008. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Managed Futures Index Series

2007

The Managed Futures Index Series – Class 1 Net Asset Value lost 6.9% for the three months ended March 31, 2007, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value lost 6.5% for the three months ended March 31, 2007, net of fees and expenses.

For the three months ended March 31, 2007, the Managed Futures Index Series recorded a net loss on investments of $69,408, net interest of $95,406, and total expenses of $66,310, resulting in a net decrease in Owners’ capital from operations of $40,312. The Net Asset Value per Unit, Class 1, decreased from $96.75 at December 31, 2006, to $90.06 as of March 31, 2007. The Net Asset Value per Unit, Class 2, decreased from $98.43 at December 31, 2006, to $92.08 as of March 31, 2007. Total Class 1 subscriptions and redemptions for the three months were $150,788 and $63,312, respectively. There were no Class 2 subscriptions or redemptions for the three months ended March 31, 2007. Ending capital at March 31, 2007, was $550,629 for Class 1 and $49,264 for Class 2. Ending capital at December 31, 2006, was $500,070 for Class 1 and $52,659 for Class 2.

The Managed Futures Index Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2007. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Managed Futures Index Series

Critical Accounting Policies and Estimates

The financial statements of the Trust in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update the Trust’s 2007 Annual Report on Form 10-K (“Form 10-K”). These financial statements do not include all of the information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods. Accordingly, they should be read in conjunction with the financial information contained in the Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of results that may be expected for the full year or any future period.

The Trust’s critical accounting policies and related estimates and judgments underlying the financial statements are as identified below.

Investment and Swap Transactions and Valuation—The Trust records investment transactions on a trade date basis and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) and unrealized equity in earnings on investments in affiliated Series in the Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price.

Allocation of Trading Profits or Losses—Each Series of the Trust offers two classes of Units – Class 1 and Class 2. All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that Class 1 Units of each Series bear certain expenses related to the servicing of such Units. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading profits and losses of each Series are allocated daily to Class 1 and Class 2 Units based on each Class’ relative owners’ capital balance.

Each Series allocates funds to a subsidiary Trading Company, or Trading Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series’ funds allocated to the Trading Company, adjusted on a daily basis. As of March 31, 2008, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

Interest Income—Interest income from all sources, including assets held at clearing brokers and cash and cash equivalents held at banks, is aggregated and allocated across all Series in proportion to their daily NAV.

In applying these policies, the Managing Owner may make judgments that can frequently require estimates about matters that are inherently uncertain.

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. Each Trading Company trades in futures, forward and Swaps and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions held by a Trading Company in respect of any Series at the same time, and if the Trading Advisor(s) of such Trading Company are unable to offset such futures interests positions, such Trading Company could lose all of its assets and the holders of Units of such Series would realize a 100% loss. The Managing Owner seeks to minimize market risk through real-time monitoring of open positions and the level of diversification of each Trading Advisor’s portfolio. It is anticipated that any Trading Advisor’s margin-to-equity ratio will typically not exceed approximately 35% although the actual ratio could be higher or lower from time to time.

In addition to market risk, trading futures and forward contracts and Swaps entails credit risk in that a counterparty will not be able to meet its obligations to a Trading Company. The counterparty for futures contracts traded in the U.S. and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. Some non-U.S. exchanges, in contrast to U.S. exchanges are principals’ markets in which performance is the responsibility only of the individual counterparty with whom the Trading Company has entered into the transaction with and not of the exchange or clearing corporation. In these kinds of markets, there is risk of bankruptcy or other failure or refusal to perform by the counterparty.

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

To manage the counterparty credit risk associated with all cash management and trading counterparties with whom the Trust does business, the Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. See Part I, Item 1, Notes to Financial Statements as of March 31, 2008, Off-Balance Sheet Risk.

Contractual Obligations

None.

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

Exchange initial margin requirements have been used by the Trust as the measure of its value at risk. Initial margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% to 99% of any one-day interval. The initial margin levels are established by brokers, dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with the each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2008. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Balanced Series: (1), (2)

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$2,713,233	1.1%
Currencies	$12,599,581	4.9%
Stocks / Stock Indices	$8,490,880	3.3%
Metals	$1,260,452	0.5%
Agriculturals/Softs	$2,743,854	1.1%
Energy	$2,251,911	0.9%
Total:	$30,059,911	11.8%

Winton Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$239,681	0.4%
Currencies	$940,193	1.5%
Stocks / Stock Indices	$301,004	0.5%
Metals	$312,664	0.5%
Agriculturals/Softs	$698,721	1.1%
Energy	$578,932	0.9%
Total:	$3,071,195	4.9%

Currency Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0%
Currencies	$1,715,625	13.9%
Stocks / Stock Indices	$0	0%
Metals	$0	0%
Agriculturals/Softs	$0	0%
Energy	$0	0%
Total:	$1,715,625	13.9%

Graham Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$39,721	0.4%
Currencies	$1,287,008	12.4%
Stocks / Stock Indices	$92,593	0.9%
Metals	$12,653	0.1%
Agriculturals/Softs	$3,665	0.0%
Energy	$96,449	0.9%
Total:	$1,532,089	14.7%

Campbell/Graham Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$892,456	1.4%
Currencies	$7,430,536	11.8%
Stocks / Stock Indices	$1,993,840	3.2%
Metals	$326,736	0.5%
Agriculturals/Softs	$8,485	0.0%
Energy	$470,133	0.7%
Total:	$11,122,186	17.6%

Long Only Commodity Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	—	—
Currencies	—	—
Stocks / Stock Indices	—	—
Metals	$144,000	2.4%
Agriculturals/Softs	$204,000	3.4%
Energy	$252,000	4.3%
Total:	$600,000	10.1%

Long/Short Commodity Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$23,655	0.1%
Currencies	$48,087	0.1%
Stocks / Stock Indices	$161,893	0.4%
Metals	$415,148	1.0%
Agriculturals/Softs	$1,614,795	3.8%
Energy	$609,677	1.4%
Total:	$2,873,255	6.8%

Managed Futures Index Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$247,197	1.9%
Currencies	$761,780	5.8%
Stocks / Stock Indices	$53,835	0.4%
Metals	$69,844	0.5%
Agriculturals/Softs	$166,788	1.3%
Energy	$175,038	1.3%
Total:	$1,474,482	11.2%

(1)	As of March 31, 2008, the Balanced Series was invested in the Currency Series. The Balanced Series effective ownership in this Series as of March 31, 2008, was 28.2%. Including its investment in this Series, total value at risk for the Balanced Series would be $30,543,582, or 11.9% of capitalization as of March 31, 2008.
(2)	As of March 31, 2008, the Balanced Series was invested in a Swap with a notional value of $69,601,073. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of March 31, 2008, by market sector.

Interest rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-8 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-8 interest rates will remain the primary market exposure of each Trading Company and accordingly each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. The first two percent (2.0%) of interest income per annum earned by the Trust for the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell Graham Series, Currency Series and Graham Series is paid to the Managing Owner. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized income interest and 0.75%. Interest income above 2.0% per these Series is retained by the Series. Interest income earned by the Trust for the Balanced Series (Class 1a and 2a), Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series is allocated twenty percent (20.0%) being paid to the Managing Owner and eighty percent (80.0%) retained by these Series.

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

The Trading Advisors’ positions are subject to speculative limits. The Commodity Futures Trading Commission and domestic exchanges have established speculative position limits on the maximum futures position which any person, or group of persons acting in concert, may hold or control in particular futures contracts or options on futures contracts traded on U.S. commodity exchanges. Under current regulations, other accounts of the Trading Advisors are combined with the positions held by them on behalf of the applicable Trading Company for position limit purposes. This trading could preclude additional trading in these commodities by the Trading Advisors for the accounts of the Series.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design of its disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, disclosure controls and procedures were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust required to be included in the Trust’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes made in internal controls during this reporting period that have materially affected or are reasonably likely to materially affect the Trust’s internal controls or financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors relating to The Frontier Fund from those previously disclosed in the Trust’s Annual Report on Form 10-K for its fiscal year ended December 31, 2007, under the caption “Item 1A. Risk Factors.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.2	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents**

1.3	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.4	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.5	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.6	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the Prospectus as Exhibit A)****

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

10.1	Form of Amended and Restated Escrow Agreement among the Registrant, Equinox Fund Management, LLC, Bornhoft Group Securities Corporation and the U.S. Bank National Association, Denver Colorado***

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC*

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.25	Form of Brokerage Agreement between each Trading Company and Fimat USA, LLC+

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor+

10.31	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Long Only Commodity Series of the Registrant***

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Equinox Fund Management, LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Equinox Fund Management, LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.36	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Managed Futures Index Series of the Registrant***

10.4	Form of Cash Management Agreement between Equinox Fund Management, LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Equinox Fund Management, LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.3	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.4	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.5	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.6	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.7	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.8	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.9	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.10	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.11	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.12	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.13	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.14	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.15	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.16	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.17	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.18	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.
**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.
***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.
****	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.
+	Previously filed as like-numbered exhibit to Form 10-Q for the period ended September 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund (Registrant)

Date: May 14, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Balanced Series,
a Series of The Frontier Fund
(Registrant)

Date: May 14, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Graham Series,
a Series of The Frontier Fund
(Registrant)

Date: May 14, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton Series,
a Series of The Frontier Fund
(Registrant)

Date: May 14, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Campbell/Graham Series,
a Series of The Frontier Fund
(Registrant)

Date: May 14, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Currency Series,
a Series of The Frontier Fund
(Registrant)

Date: May 14, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long Only Commodity Series,
a Series of The Frontier Fund
(Registrant)

Date: May 14, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long/Short Commodity Series,
a Series of The Frontier Fund
(Registrant)

Date: May 14, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Index Series,
a Series of The Frontier Fund
(Registrant)

Date: May 14, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund